Form 10-Q
period 1996-07-31
DAILEY PETROLEUM SERVICES CORP
filed 1996-09-26
CIK 1015360

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended July 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
                      ---------------------------------------------------------

                       Dailey Petroleum Services Corp.
- -------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

               Delaware                                         76-0503351
- -------------------------------------------------------------------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

   2507 North Frazier, Conroe, Texas                               77305
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 713/350-3399
- -------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                     N/A
- -------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes             No   X
                                -----          -----

Number of shares outstanding of issuer's Class A Common Stock as of August 31, 1996 was 4,270,000.

                        DAILEY PETROLEUM SERVICES CORP.
                 FORM 10-Q FOR THE QUARTER ENDED JULY 31, 1996


                                     INDEX


                                                                                             PAGE NO.
                                                                                             --------
PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

   Consolidated balance sheets - July 31, 1996 and April 30, 1996                                1

   Consolidated statements of operations - Three months ended July 31, 1996 and 1995             2

   Consolidated statements of cash flows - Three months ended July 31, 1996 and 1995             3

   Notes to consolidated financial statements - July 31, 1996                                4 - 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                         7 - 8

PART II.   OTHER INFORMATION                                                                     9

Item 1.    Legal Procedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

Signatures                                                                                      10


                        DAILEY PETROLEUM SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                           JULY 31,          APRIL 30,
                                                                             1996              1996
                                                                          ----------         ----------
ASSETS:
Current assets:
    Cash and cash equivalents...........................................     $  2,492         $  1,967
    Accounts receivable, net............................................       17,310           16,306
    Accounts receivable from officers and affiliates....................            5              436
    Prepaid expenses....................................................          676              422
    Deferred income taxes...............................................          790              389
    Other current assets................................................          391              153
                                                                             --------         --------
         Total current assets...........................................       21,664           19,673
Revenue-producing tools and inventory, net..............................       29,688           29,208
Property and equipment, net.............................................        5,430            5,121
Property and equipment held for sale, net...............................          205              205
Deferred income taxes...................................................          860            1,384
Intangibles and other assets............................................        1,137              287
                                                                             --------         --------
         Total assets...................................................     $ 58,984          $55,878
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable and accrued liabilities............................     $  8,977         $  6,749
    Income taxes payable................................................        1,877            1,749
    Short-term debt.....................................................        1,700            1,300
    Current portion of long-term debt...................................        1,726            1,738
    Current portion of indebtedness to affiliate........................       10,660              660
                                                                             --------         --------
         Total current liabilities......................................       24,940           12,196
Long-term debt..........................................................        6,438            6,866
Long-term indebtedness to affiliate.....................................          935            1,100
Other noncurrent liabilities............................................           68               75
Commitments and contingencies

Stockholders' equity:
    Preferred stock.....................................................          ---              ---
    Common stock........................................................           50               50
    Paid-in capital.....................................................        4,559            4,559
    Retained earnings...................................................       21,994           31,032
                                                                             --------         --------
         Total stockholders' equity.....................................       26,603           35,641
                                                                             --------         --------
         Total liabilities and stockholders' equity.....................     $ 58,984         $ 55,878
                                                                             ========         ========

                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                      THREE MONTHS ENDED JULY 31,
                                                                      ---------------------------
                                                                         1996             1995
                                                                       ---------        ---------
REVENUES:
    Rental income.................................................     $  12,119        $  10,561
    Sales of products and services................................         4,637            4,918
                                                                       ---------        ---------
                                                                          16,756           15,479

COSTS AND EXPENSES:
    Cost of rentals...............................................         9,344            8,231
    Cost of products and services.................................         2,536            2,493
    Selling, general and administrative...........................         2,900            2,753
    Research and development......................................           175              162
                                                                       ---------        ---------
                                                                          14,955           13,639
                                                                       ---------        ---------
Operating income..................................................         1,801            1,840
Other (income) expense:
    Interest income...............................................           (12)              (7)
    Interest expense-nonaffiliates................................           202              204
    Interest expense-affiliate....................................           111               47
    Foreign exchange (gain) loss..................................            (7)              39
    Other, net....................................................           (39)              16
                                                                       ---------        ---------
Income before income taxes........................................         1,546            1,541
Provision for income taxes........................................           584              544
                                                                       ---------        ---------
Net income........................................................     $     962        $     997
                                                                       =========        =========

Pro forma earnings per share (Note 2).............................     $     .15              .15
                                                                       =========        =========

Weighted average shares outstanding...............................     6,610,000        6,610,000
                                                                       =========        =========


                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                  THREE MONTHS ENDED JULY 31,
                                                                                  ---------------------------
                                                                                     1996           1995
                                                                                   --------        --------
OPERATING ACTIVITIES:
Net income ....................................................................    $    962        $  997
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization..............................................       1,479         1,424
    Deferred income taxes......................................................         123            45
    Provision for doubtful accounts receivable.................................          79            24
    (Gain) loss on sale and disposition of property and equipment..............          (3)           11
    Changes in operating assets and liabilities:
         Accounts receivable - trade...........................................      (1,083)       (3,188)
         Accounts receivable from/payable to affiliates........................         431           646
         Prepaid expenses and other............................................        (494)           16
         Accounts payable and accrued liabilities..............................       2,228           (93)
         Income taxes payable..................................................         128           216
                                                                                   --------      --------
Net cash provided by operating activities......................................       3,850            98

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory.............................      (3,947)       (1,149)
Inventory transferred to cost of rentals.......................................       1,379         1,201
Revenue-producing tools lost in hole, abandoned, and sold......................         826           901
Additions to property and equipment............................................        (596)         (319)
Proceeds from sale of property and equipment...................................          79             6
                                                                                   --------      --------
Net cash provided by (used in) investing activities............................      (2,259)          640

FINANCING ACTIVITIES:
Proceeds from the issuance of debt.............................................      10,400           ---
Payments on long-term debt.....................................................        (605)         (436)
Cost of initial public offering................................................        (861)          ---
Dividends paid.................................................................     (10,000)          ---
                                                                                   --------      --------
Net cash used in financing activities..........................................      (1,066)         (436)
                                                                                   --------      --------
Increase in cash and cash equivalents..........................................         525           302
Cash and cash equivalents at beginning of period...............................       1,967         1,796
                                                                                   --------      --------
Cash and cash equivalents at end of period.....................................    $  2,492      $  2,098
                                                                                   ========      ========

                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Dailey Petroleum Services Corp. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form S-1 filed with the Securities and Exchange Commission on August 14, 1996.

2.       ORGANIZATION

         The accompanying financial statements reflect the operations of Dailey Petroleum Services Corp., a Delaware corporation, which was merged with Dailey Corporation (which changed its name to Dailey Petroleum Services Corp.) in June 1996. New Dailey Petroleum Services Corp. and its predecessor, Dailey Petroleum Services Corp., are hereinafter referred to as the "Company" or "Dailey".

         Prior to June 1996, Dailey was a wholly-owned subsidiary of Lawrence Industries, Inc. ("Lawrence"). In June 1996, in preparation for the subsequent filing of a public offering of Class A Common Stock of Dailey (the "Offering"), Lawrence reorganized its ownership of the Company into a holding company structure through a forward triangular merger of Dailey Petroleum Services Corp., into a newly-formed, wholly-owned indirect subsidiary of Lawrence, Dailey Corporation (the "Reorganization"). The effect of the forward triangular merger has been reflected retroactively in the accompanying financial statements. On August 14, 1996 the Company filed its public offering of 3,910,000 shares of Class A Common Stock, including the underwriters over-allotment option of 510,000 shares.

          Dailey's Restated Certificate of Incorporation provides for three classes of stock: Class A Common Stock, $.01 par (20,000,000 shares authorized, no shares issued or outstanding) ("Class A Common Stock"), Class B Common Stock, $.01 par (10,000,000 shares authorized, 5,000,000 shares issued and outstanding) ("Class B Common Stock"), and Preferred Stock, $.01 par (5,000,000 shares authorized, no shares issued or outstanding). The Board of Directors is empowered to authorize the issuance of Preferred Stock in one or more series and to fix the rights, powers, preferences and limitations of each series. A holder of Class B Common Stock may convert its Class B Common Stock into Class A Common Stock at any time at the ratio of one share of

Class A Common Stock for each share of Class B Common Stock. In the event of liquidation, holders of Class A Common Stock and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company available for distribution. In addition, shares of Class B Common Stock convert automatically into a like number of shares of Class A Common Stock upon the sale or transfer of such shares to a person or entity that is not a member of the Lawrence Group (as defined in the Company's Restated Certificate of Incorporation).

         The Company used $5.0 million of the proceeds from the Offering to repay the outstanding balance of a $10.0 million promissory note, which was incurred in connection with a dividend declared on June 27, 1996. On August 13, 1996, the Company's sole stockholder contributed to the capital of the Company the remaining $5.0 million of the outstanding principal of the promissory note. The promissory note accrued interest at the prime rate. In the accompanying statements of operations, pro forma per share data is included which gives effect to the number of shares from which proceeds would be used to pay the dividend (the $10.0 million dividend would require an additional 1,250,000 shares assuming a per share Offering price of $8.00, thus earnings per share for the periods ending July 31, 1996 and 1995, are based on 6,610,000 shares of Common Stock outstanding).

3.       REVENUE-PRODUCING TOOLS AND INVENTORY

                                                                         JULY 31,              APRIL 30,
                                                                           1996                  1996
                                                                        ---------              ---------
                                                                              (IN THOUSANDS)
Revenue-producing tools.............................................    $ 48,559                 $48,024
Accumulated depreciation............................................     (30,148)                (29,740)
                                                                        --------                --------
                                                                          18,411                  18,284

Inventory:
         Components, subassemblies and expendable parts.............       8,269                   9,096
         Rental tools and expendable parts under production.........       1,966                   1,058
         Raw materials..............................................       1,042                     770
                                                                        --------                --------
                                                                          11,277                  10,924
                                                                        --------                --------
                 Revenue-Producing Tools and Inventory..............    $ 29,688                 $29,208
                                                                        ========                 =======

4.       SUBSEQUENT EVENT

         In addition to the subsequent public offering and capital contribution discussed in Note 2 above, subsequent to July 31, 1996, and effective with the completion of the public offering, the Board of Directors adopted the "1996 Key Employee Stock Plan" and the "1996 Non-Employee Director Stock Plan." The Company's "1996 Key Employee Stock Plan," a non compensatory plan, authorized the grant of options or restricted stock for Class A Common Stock to management personnel for up to 900,000 shares of the Company's Common Stock. The Company granted options totalling 378,327 shares contemporaneously with the offering to various executive officers at the initial public offering price, which will vest over three years. In addition, immediately following the Offering the Company granted to key officers restricted stock awards totalling 360,000 shares of Class A Common Stock, which will vest over three years and not require any payment by the key officers. The "1996 Non-Employee Director Stock Plan," a compensatory plan, has 100,000 shares authorized for the granting of options to outside directors.

                        DAILEY PETROLEUM SERVICES CORP.
                       MANAGEMENT DISCUSSION AND ANALYSIS


         The Company provides directional drilling services and designs, manufactures and rents technologically-advanced downhole tools for oil and gas drilling and workover applications. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela and the Austin Chalk formation in Texas and Louisiana. The Company operates in one business segment.


Quarter Ended July 31, 1996 Compared to the Quarter Ended July 31, 1995

         Rental Income. Rental income for the quarter ended July 31, 1996, was $12.1 million, an increase of 15% from $10.6 million for the quarter ended
July 31, 1995. This increase was due primarily to an increase in demand for the Company's directional drilling services and related products in Venezuela, the Gulf of Mexico and the United States Gulf Coast region, which resulted in a $1.9 million increase in rentals from MWD equipment, downhole motors and other directional drilling tools. This increase was partially offset by a decrease in rental income from the Company's drilling jars of $400,000 due primarily to a decrease in demand in Latin America.

         Sales of Products and Services. Sales of products and services for the quarter ended July 31, 1996, were $4.6 million, a decrease of 6% from $4.9 million for the quarter ended July 31, 1995. This decrease was due primarily to a decrease in export sales of mechanical drilling jars of approximately $500,000 and to a decrease in lost-in-hole revenues of $400,000. The decrease is largely offset by an increase in the Company's directional drilling services revenue of $700,000 in the Gulf of Mexico, the United States Gulf Coast region and Venezuela.

         Cost of Rentals. As a percentage of rental income, cost of rentals decreased from 78% in the first quarter of 1996 to 77% in the first quarter of 1997, which reflects the fixed nature of the Company's cost base. The increase of $1.1 million was due primarily to the variable costs associated with an increase in rental activity, such as tool repair costs, agent commissions and third party tool charges.

         Cost of Products and Services. Cost of products and services for the quarter ended July 31, 1996, was $2.5 million, which is consistent with the quarter ended July 31, 1995. The margin on sales of products and services for the first quarter of 1997 is 45% compared to 49% for the same quarter last year. This decrease is due primarily to a decrease in higher margin export sales of mechanical jars partially offset by increased revenues and improved margins on revenues from directional drilling services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.9 million for the quarter ended July 31, 1996, a 4% increase over the quarter ended July 31, 1995.

         Income Tax Expense. Provision for income taxes for the quarter ended July 31, 1996, was $584,000, an increase of 7% from $544,000 for the quarter ended July 31, 1995. This is a result of an increase in the effective tax rate from 35% to 38% to reflect an anticipated increase in state income tax resulting from filing separate from Lawrence.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. At July 31, 1996, the Company had $2.5 million in cash and cash equivalents. For the quarter ended July 31, 1996, the Company had net income of $962,000 and cash provided by operating activities of $3.9 million. Other sources of cash included $826,000 from revenue-producing tools lost in hole, abandoned and sold and $400,000 from advances under the revolving line of credit discussed below. The Company's principal uses of cash for the quarter were to fund $2.8 million for capital expenditures and $605,000 for the repayment of long-term debt. During the past several years, the Company has funded its working capital requirements through cash generated from operations, its credit facilities and asset sales.

         Credit Facilities. At July 31, 1996, the Company had $9.9 million of bank debt outstanding pursuant to an amended and restated credit agreement dated December 13, 1995, as amended on June 5, 1996 (the "Credit Agreement"). The Credit Agreement provides for a term loan and a revolving credit facility. At July 31, 1996, the outstanding principal balance of the term loan was $8.2 million and the outstanding principal balance of advances made pursuant to the revolving line of credit was $1.7 million. Borrowings under the revolving credit facility are limited to the lesser of $3.0 million or a loan formula based upon the level of the Company's eligible accounts receivable.

         Notes to Lawrence. At July 31, 1996, the Company had approximately $1.6 million outstanding under a note to Lawrence. In addition, on June 27, 1996, the Company declared and paid a $10.0 million dividend to the Company's sole stockholder, a subsidiary of Lawrence, in the form of a demand promissory note accruing interest at its bank's prime rate. The Company repaid $6.6 million of these notes in August utilizing a portion of the net proceeds from the Offering. The remaining $5.0 million was contributed back to the capital of the Company by the stockholder.

         Capital Expenditures. The Company made capital expenditures of approximately $2.8 million in the quarter ending July 31, 1996. These expenditures were for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and various equipment. The Company believes it has available resources through internally generated cash flow, the existing Credit Agreement and the net proceeds of the Offering to fund its operations for at least the next 12 months.

                          PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K
                 None

                                 Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Dailey Petroleum Services Corp.
                                                  (Registrant)



Date September 25, 1996                  /s/ DAVID T. TIGHE
                                         -------------------------------------
                                         David T. Tighe
                                         Senior Vice President &
                                         Chief Financial Officer
                                           and authorized to sign on
                                           behalf of the Registrant

                               INDEX TO EXHIBITS


       EXHIBIT                   DESCRIPTION
       -------                   -----------

         27                 Financial Data Schedule