Form 10-Q
period 1996-10-31
DAILEY PETROLEUM SERVICES CORP
filed 1996-12-16
CIK 1015360

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended October 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number                    001-11963
                      ----------------------------------------------------------


                       DAILEY PETROLEUM SERVICES CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Delaware                                              76-0503351
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



          2507 North Frazier,
            Conroe, Texas                                         77035
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (713) 350-3399
                                                   ----------------


                                     N/A
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  [X]         No
                                            ---             ---

Number of shares outstanding of issuer's Class A Common Stock as of December 6, 1996 was 4,270,000.

                        DAILEY PETROLEUM SERVICES CORP.
                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 1996


                                     INDEX


                                                                                              PAGE NO.
                                                                                              --------
PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

   Consolidated balance sheets - October 31, 1996 and April 30, 1996                                1

   Consolidated statements of operations - Three months and six months ended
   October 31, 1996 and 1995                                                                        2

   Consolidated statements of cash flows - Six months ended October 31, 1996
   and 1995                                                                                         3

   Notes to consolidated financial statements - October 31, 1996                                4 - 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                              7-9

PART II.   OTHER INFORMATION                                                                       10

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

Signatures                                                                                         11

Index to Exhibits                                                                                  12



                        DAILEY PETROLEUM SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                       OCTOBER 31,     APRIL 30,
                                                                           1996          1996
                                                                      ------------   ------------
ASSETS:
Current assets:
     Cash and cash equivalents ....................................   $     18,697   $      1,967
     Accounts receivable, net .....................................         21,699         16,306
     Accounts receivable from officers and affiliates .............           --              436
     Prepaid expenses .............................................            906            422
     Deferred income taxes ........................................          1,125            389
     Other current assets .........................................            960            153
                                                                      ------------   ------------
         Total current assets .....................................         43,387         19,673
Revenue-producing tools and inventory, net ........................         33,255         29,208
Property and equipment, net .......................................          5,570          5,121
Property and equipment held for sale, net .........................            205            205
Deferred income taxes .............................................            323          1,384
Intangibles and other assets ......................................            422            287
                                                                      ------------   ------------
         Total assets .............................................   $     83,162   $     55,878
                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued liabilities .....................   $     12,184   $      6,749
     Accounts payable to affiliates ...............................            175           --
     Income taxes payable .........................................          2,264          1,749
     Short-term debt ..............................................           --            1,300
     Current portion of long-term debt ............................          1,714          1,738
     Current portion of indebtedness to affiliate .................           --              660
                                                                      ------------   ------------
         Total current liabilities ................................         16,337         12,196
Long-term debt ....................................................          6,011          6,866
Long-term indebtedness to affiliate ...............................           --            1,100
Other noncurrent liabilities ......................................             59             75
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized,
          none issued and outstanding .............................           --             --
     Common stock, Class A, $0.01 par value; 20,000,000 shares
          authorized, 3,910,000 issued and outstanding at
          October 31, 1996, none at April 30, 1996; Class B,
          $0.01 par value; 10,000,000 shares authorized,
          5,000,000 shares issued and outstanding .................             89             50
     Paid-in capital ..............................................         37,354          4,559
     Retained earnings ............................................         23,312         31,032
                                                                      ------------   ------------
         Total stockholders' equity ...............................         60,755         35,641
                                                                      ------------   ------------
         Total liabilities and stockholders' equity ...............   $     83,162   $     55,878
                                                                      ============   ============

                             See accompanying notes

                       DAILEY PETROLEUM SERVICES CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    OCTOBER 31,                 OCTOBER  31,
                                           --------------------------    --------------------------
                                               1996           1995           1996           1995
                                           -----------    -----------    -----------    -----------
REVENUES:
     Rental income .....................   $    13,056    $    10,651    $    25,175    $    21,212
     Sales of products and services ....         4,099          3,449          8,736          8,367
                                           -----------    -----------    -----------    -----------
                                                14,100         33,911         29,579

COSTS AND EXPENSES:
     Cost of rentals ...................          9,54          8,190         18,884         16,421
     Cost of products and services .....         2,263          1,643          4,799          4,136
     Selling, general and administrative         3,068          2,774          5,968          5,527
     Research and development ..........           224            156            399            318
                                           -----------    -----------    -----------    -----------
                                                15,095         12,763         30,050         26,402
                                           -----------    -----------    -----------    -----------
Operating income .......................         2,060          1,337          3,861          3,177
Other (income) expense:
     Interest income ...................          (195            (15)          (207)           (22)
     Interest expense-nonaffiliates ....           178            200            380            404
     Interest expense-affiliate ........            61             44            172             91
     Foreign exchange (gain) loss ......           (76)            71            (83)           110
     Other, net ........................            47            (23)            63
                                           -----------    -----------    -----------    -----------
Income before income taxes .............         2,076            990          3,622          2,531
Provision for income taxes .............           758            350          1,342            894
                                           -----------    -----------    -----------    -----------
Net income .............................   $     1,318    $       640    $     2,280    $     1,637
                                           ===========    ===========    ===========    ===========

Earnings per share (Note 2) ............   $      0.15                   $     0 .32
                                           ===========                   ===========
Pro forma earnings per share............                  $      0.10                   $     0 .25
                                                          ===========                   ===========

Weighted average shares outstanding ....     9,023,065                     7,191,532
                                           ===========                   ===========
Pro forma weighted average shares
     outstanding........................                    6,610,000                     6,610,000
                                                          ===========                   ===========


                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED OCTOBER 31,
                                                                ----------------------------
                                                                     1996        1995
                                                                     ----        ----
Operating activities:
Net income ................................................   $     2,280    $     1,637
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ........................         3,055          2,842
     Deferred income taxes ................................           325            (19)
     Provision for doubtful accounts receivable ...........           153            105
     Gain on sale and disposition of property and equipment           (17)           (97)
     Changes in operating assets and liabilities:
         Accounts receivable - trade ......................        (5,546)        (1,939)
         Accounts receivable from/payable to affiliates ...           611             54
         Prepaid expenses and other .......................        (1,455)           (50)
         Accounts payable and accrued liabilities .........         5,435            690
         Income taxes payable .............................           515            307
                                                              -----------    -----------
Net cash provided by operating activities .................         5,356          3,530

Investing activities:
Additions to revenue-producing tools and inventory ........       (10,724)        (4,037)
Inventory transferred to cost of rentals ..................         2,894          2,342
Revenue-producing tools lost in hole, abandoned, and sold .         1,175          1,352
Additions to property and equipment .......................          (966)          (550)
Proceeds from sale of property and equipment ..............           100            480
                                                              -----------    -----------
Net cash used in investing activities .....................        (7,521)          (413)

Financing activities:
Proceeds from the issuance of debt ........................           400           --
Payments on outstanding debt ..............................        (4,339)          (872)
Cost of initial public offering ...........................        (3,496)          --
Payment of promissory note ................................        (5,000)          --
Proceeds from sale of common stock ........................        31,330           --
                                                              -----------    -----------

Net cash provided by (used in) financing activities .......        18,895           (872)
                                                              -----------    -----------
Increase in cash and cash equivalents .....................        16,730          2,245
Cash and cash equivalents at beginning of period ..........         1,967          1,796
                                                              -----------    -----------
Cash and cash equivalents at end of period ................   $    18,697    $     4,041
                                                              -----------    -----------

                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Dailey Petroleum Services Corp. and its subsidiaries and predecessors ("Dailey" or the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30,
1997.   For further information, reference is made to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 1996, as amended and supplemented, and included in the Company's final prospectus dated August 14, 1996.

2.       ORGANIZATION AND PUBLIC OFFERING

         The accompanying financial statements reflect the operations of Dailey Petroleum Services Corp., a Delaware corporation, which was merged with Dailey Corporation (which changed its name to Dailey Petroleum Services Corp.) in June 1996. New Dailey Petroleum Services Corp. and its predecessor, Dailey Petroleum Services Corp., are hereinafter referred to as the "Company" or "Dailey".

         Prior to June 1996, Dailey was a wholly-owned subsidiary of Lawrence
Industries, Inc. ("Lawrence").    In June 1996,  in preparation for the initial
public offering of Class A Common Stock of Dailey, Lawrence reorganized its ownership of the Company into a holding company structure through a forward triangular merger of Dailey Petroleum Services Corp., into a newly-formed, wholly-owned indirect subsidiary of Lawrence, Dailey Corporation (the "Reorganization"). Following the Reorganization, Dailey Corporation changed its name to Dailey Petroleum Services Corp. The effect of the forward triangular merger has been reflected retroactively in the accompanying financial statements. On August 14, 1996 the Company commenced its initial public offering of 3,910,000 shares of Class A Common Stock (the "Offering").

         In connection with the Offering, the Company issued 3,910,000 shares of Class A Common Stock. Net proceeds to the Company from the sale of the stock were $29.1 million, of which approximately $1.3 million was used to pay costs associated with the Offering. The Company also used $5.0 million of the proceeds from the Offering to repay the outstanding balance of a $10.0 million promissory note, which was incurred in connection with a dividend declared on June 27, 1996 (the "Dividend"). Prior to commencement of the Offering the Company's sole stockholder contributed to the capital of the Company the remaining $5.0 million of the outstanding principal of such note. The promissory note accrued interest at the prime rate. The statements of operations for the 1996 fiscal period include pro forma per share data which gives effect to the number of shares from which proceeds would have been used to pay the Dividend (an additional 1,250,000 shares assuming a per share offering price of $8.00, thus earnings per share for the periods ending October 31, 1996 and 1995, are based on 6,610,000 shares of all Common Stock outstanding). Historical earnings per share excluding the pro forma effect of the dividend was $0.12 per share and $0.30 per share for the three and six month periods ending October 31, 1995 respectively.

3.       REVENUE-PRODUCING TOOLS AND INVENTORY

                                                        OCTOBER 31,  APRIL 30,
                                                           1996        1996
                                                        -----------  ---------
                                                            (IN THOUSANDS)
Revenue-producing tools.................................  $ 51,915   $ 48,024
Accumulated depreciation................................   (30,932)   (29,740)
                                                          --------   --------
                                                            20,983     18,284

Inventory:
  Components, subassemblies and expendable parts........     8,883      9,096
  Rental tools and expendable parts under production....     2,155      1,058
  Raw materials.........................................     1,234        770
                                                          -------
                                                            12,272     10,924
                                                          --------   --------
               Revenue-Producing Tools and Inventory....  $ 33,255   $ 29,208
                                                          ========   ========

4.       STOCK OPTIONS AWARDS

         Prior to commencement of the Offering, the Company established its 1996 Key Employee Stock Plan (the "1996 Plan") and its 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"). Pursuant to the 1996 Plan, the Board of Directors of the Company are authorized to grant options or restricted stock for Class A Common Stock to management personnel for up to 900,000 shares of the Company's Class A Common Stock. The Board granted options totaling 378,327 shares contemporaneously with the Offering to various executive officers, which are exercisable at the initial public offering price, of which 163,191 vest immediately and 215,136 vest over three years. Immediately following the Offering the Company granted to key officers restricted stock awards totaling 360,000 shares of Class A Common Stock, which will vest over three years and will not require any payment by the key officers. On October 2, 1996, the Company granted additional options totaling 15,001 shares and a restricted stock award of 45,000 shares of Class A Common Stock to an executive officer of the Company. These options are exercisable at $9.00 per share and will vest over three years. The restricted stock award will also vest over three years and will not require any payment by the executive officer. The
1996 Director Plan has 100,000 shares authorized for the granting of options to outside directors, of which 20,000 shares were issued and outstanding effective September 25, 1996 at an exercise price of $8.875.

5.       BORROWING ARRANGEMENTS

         Long-term debt consisted of the following:

                                                                              OCTOBER 31,      APRIL 30,
                                                                                 1996           1996
                                                                             ------------     ----------
         Note payable to a bank .......................................      $ 7,611          $   8,444
         Note payable to affiliates ...................................          ---              1,760
         Other notes payable...........................................          114                160
                                                                              ------           --------
                                                                             $ 7,725             10,364
         Less current portion of long-term debt........................        1,714              2,398
                                                                             -------           --------
                 Total long-term debt..................................      $ 6,011           $  7,966
                                                                             =======           ========

         Proceeds from the Offering were used to repay debt during the second quarter of fiscal 1997.

6.       INCOME TAXES

         Certain balance sheet reclassifications have been made which reflect a change in management's estimate that the utilization of the net operating loss carryforward will be accelerated. The amount of the reclassification from long-term to current is approximately $736,000.

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

       Demand for the Company's directional drilling services and downhole tools depends primarily upon the level of exploration and production activity in the oil and gas industry, which in turn depends in part on oil and gas prices, expectations about future prices, the cost of exploration for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves, domestic and international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital.

       During the past five years, the Company has experienced significant growth in revenues relating to its directional drilling services. The Company believes this growth is consistent with trends in the oil and gas industry towards use of technologically-advanced directional drilling services in order to develop reservoirs that otherwise would have been marginal or uneconomical using conventional drilling methods. During fiscal 1995, the Company expanded its directional drilling operations into Venezuela, and in fiscal 1996, began offering its services in the Austin Chalk formation in Louisiana and Texas. The Company's revenues during the six months ended October 31, 1996, reflect the effects of this expansion. The Company also believes that rentals of its downhole tools have benefited from industry trends toward the use of directional drilling techniques, in part because a growing percentage of the Company's downhole tools are rented in connection with its drilling services. Utilizing proceeds from the Offering, the Company invested $4.3 million for downhole tools during the quarter ended October 31, 1996, which the Company believes began to impact revenues during the quarter and will continue to impact revenues during the second half of the year.

Quarter Ended October 31, 1996 Compared to the Quarter Ended October 31, 1995

       Rental Income. Rental income for the quarter ended October 31, 1996 was $13.1 million, an increase of 23% from $10.7 million for the quarter ended October 31, 1995. This was due to an increase in demand for directional drilling services and related products in the United States Gulf Coast region and the Gulf of Mexico which resulted in a $1.2 million increase in rentals. During the quarter, the Company purchased and began utilizing additional MWD equipment, downhole motors and other directional drilling tools in Venezuela, which resulted in a $600,000 increase in rentals. Also, revenue from the rental of drilling jars and related products increased $500,000 primarily in the United States as the result of increased drilling activity.

       Sales of Products and Services. Sales of products and services for the quarter ended October 31, 1996 were $4.1 million, an increase of 19% from $3.4
million for the quarter ended October 31, 1995.   This was the result of an
increase in demand for directional drilling services in the Gulf of Mexico, the United States Gulf Coast region and Venezuela, and to an increase in tools lost-in-hole primarily in the United States and export sales of mechanical drilling jars.

       Cost of Rentals. Cost of rentals for the quarter ended October 31, 1996 was $9.5 million, an increase of 17% from $8.2 million for the quarter ended October 31, 1995. This increase was due primarily to the variable costs associated with an increase in rental activity, such as tool repair costs and third party tool charges. As a percentage of rental income, cost of rentals decreased from 77% in the second quarter of fiscal 1996 to 73% in the second quarter of fiscal 1997, primarily as the result of the fixed nature of the Company's cost base and to a higher absorption of fixed overhead costs due to an increase in manufacturing activity.

       Cost of Products and Services. Cost of products and services for the quarter ended October 31, 1996 was $2.3 million, which is a $620,000 increase from the quarter ended October 31, 1995. The margin on sales of products and services for the second quarter of fiscal 1997 was 45% compared to 52% for the same quarter last year. This decrease in margin was due primarily to an increase in directional drilling services which has a lower margin than sales of products.

       Income Tax Expense. Provision for income taxes for the quarter ended October 31, 1996 was $758,000, an increase of 117% from $350,000 for the quarter ended October 31, 1995. This was due to a 110% increase in income before income taxes and a change in the effective tax rate from 35% to 37% due to an increase in state income taxes.

Six Months Ended October 31, 1996 Compared to the Six Months Ended October 31, 1995

       Rental Income. Rental income for the six months ended October 31, 1996 was $25.2 million, an increase of 19% from $21.2 million for the six months ended October 31, 1995. This was due primarily to an increase in demand for the Company's directional drilling services and related products in the United States Gulf Coast region, Gulf of Mexico and Venezuela which resulted in increased revenue of $2.2 million and $1.5 million, respectively. The increase was also due to an increase in demand for the Company's drilling jars domestically which resulted in an increase in revenue of $1.0 million. However, this was partially offset by a decrease in demand primarily in Latin America which resulted in a decrease in revenue of $800,000.

       Sales of Products and Services. Sales of products and services for the six months ended October 31, 1996 were $8.7 million, an increase of 4% from $8.4 million for the six months ended October 31, 1995. This was due primarily to an increase in demand for directional drilling services in the Gulf of Mexico, the United States Gulf Coast region and Venezuela which resulted in additional revenue of $950,000. The increase is partially offset by a decrease in export sales of mechanical drilling jars of approximately $400,000.

       Cost of Rentals. Cost of rentals for the six months ended October 31, 1996, was $18.9 million, an increase of 15% from $16.4 million for the six months ended October 31, 1995. This increase was due primarily to the variable costs associated with an increase in rental activity, such as tool repair costs and third party tool charges. As a percentage of rental income, cost of rentals decreased from 77% in the six months ended October 31, 1995 to 75% in the six months ended October 31, 1996 primarily as the result of the fixed nature of the Company's cost base and to a higher absorption of fixed overhead costs due to an increase in manufacturing activity.

       Cost of Products and Services. Cost of products and services for the six months ended October 31, 1996, was $4.8 million, which is a $663,000 increase from the six months ended October 31, 1995. The margin on sales of products and services for the first six months of fiscal 1997 was 45% compared to 51% for the same period last year. This decrease in margin was due primarily to a decrease in higher margin export sales of mechanical jars partially offset by increased revenues and improved margins on revenues from directional drilling services.

       Foreign Exchange (Gain) Loss. Foreign exchange gains of $83,000 for the six months ended October 31, 1996 compared to losses of $110,000 for the six months ended October 31, 1995 were due primarily to favorable fluctuations with the British pound.

       Income Tax Expense. Provision for income taxes for the six months ended October 31, 1996 was $1.3 million, an increase of 50% from $894,000 for the six months ended October 31, 1995. This was due to a 43% increase in income before income taxes and a change in the effective tax rate from 35% to 37% due to an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

       Working Capital.  At October 31, 1996, the Company had $18.7 million in
cash and cash equivalents.    For the six months ended October 31, 1996, the
Company had net income of $2.3 million and cash provided by operating activities of $5.4 million. Other sources of cash included net proceeds from the Offering of $27.8 million, $1.2 million from revenue-producing tools lost in hole, abandoned and sold and $400,000 from advances under the revolving line of credit discussed below. The Company's principal uses of cash for the six months were to fund $8.8 million for capital expenditures, $5.0 million for payment of a promissory note to Lawrence, $1.6 million for payment of a note to affiliate (see Notes to Lawrence below), $1.7 million repayment on line of credit (see Credit Facilities below) and $1.1 million for repayment of long-term debt. During the past several years, the Company has funded its working capital requirements through cash generated from operations, credit facilities and asset sales.

       Credit Facilities. At October 31, 1996, the Company had $7.6 million of bank debt outstanding pursuant to an amended and restated credit agreement dated December 13, 1995, as amended on June 5, 1996 (the "Credit Agreement"). The Credit Agreement provides for a term loan and a revolving credit facility. Borrowings under the revolving credit facility are limited to the lesser of $3.0 million or a loan formula based upon the level of the Company's eligible accounts receivable. At October 31, 1996, there were no outstanding advances made pursuant to the revolving line of credit.

       Notes to Lawrence. During the quarter, the Company repaid $6.6 million in outstanding notes to Lawrence utilizing a portion of the net proceeds from the Offering. This repayment included a $5.0 million payment on a $10.0 million promissory note incurred in connection with the Dividend. The remainder of the promissory note, $5.0 million, was contributed back to the capital of the Company by the stockholder prior to the Offering. At October 31, 1996, there were no outstanding amounts due on these notes.

       Capital Expenditures. The Company incurred capital expenditures of approximately $8.8 million in the six months ending October 31, 1996. Of this amount, $7.8 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. The Company has budgeted approximately $6.6 million for capital expenditures during the remaining six months of the fiscal year. The Company believes it has available resources through internally generated cash flow, the existing Credit Agreement and the net proceeds of the Offering to fund its operations for at least the next 12 months.

OTHER

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, future capital expenditure plans, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oil and gas industry, technological evolution and product obsolescence, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operation section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

     Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the success of the Company's exploration and development program, changes in the price of oil and natural gas, world-wide political stability and economic growth, the Company's successful execution of internal exploration, development and operating plans, environmental regulation and costs, regulatory uncertainties and legal proceedings.

                          PART II - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 10 - Employment Agreement dated October 2, 1996 between the Company and James J. Percle

                 27 -  Financial Data Schedule

         (b)  Reports on Form 8-K
                 None

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Dailey Petroleum Services Corp.
                                          -------------------------------
                                                      (Registrant)



Date   December 13, 1996                  /s/ DAVID T. TIGHE
      ------------------                  --------------------------------------
                                          David T. Tighe
                                          Senior Vice President &
                                          Chief Financial Officer
                                                and authorized to sign on
                                                behalf of the Registrant

                               INDEX TO EXHIBITS



EXHIBIT                  DESCRIPTION
-------                  -----------
  10                     Employment Agreement dated October 2, 1996
                         between the Company and James J. Percle

  27                     Financial Data Schedule