Form 10-Q
period 1997-01-31
DAILEY PETROLEUM SERVICES CORP
filed 1997-03-10
CIK 1015360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended January 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number               001-11963
                      ----------------------------------------------------------

                        Dailey Petroleum Services Corp.
--------------------------------------------------------------------------------
                   (Exact Name of Registrant in its Charter)

                Delaware                         76-0503351
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)            Identification No.)

  2507 North Frazier, Conroe, Texas                    77305
--------------------------------------------------------------------------------
  (Address of Principal Executive Officers)          (Zip Code)

                                  713/350/3399
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                      Yes      x           No
                             -----               ----
Number of shares outstanding of issuer's Class A Common Stock as of March 1, 1997 was 4,270,000.

                        DAILEY PETROLEUM SERVICES CORP.
                FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 1997


                                     INDEX


                                                                             PAGE NO.
                                                                             --------
PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

   Consolidated balance sheets - January 31, 1997 and April 30, 1996            1

   Consolidated statements of operations - Three months and nine months ended
   January 31, 1997 and 1996                                                    2

   Consolidated statements of cash flows - Nine months ended January 31, 1997
   and 1996                                                                     3

   Notes to consolidated financial statements - January 31, 1997               4-6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7-11

PART II.   OTHER INFORMATION                                                    12

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

Signatures                                                                      13

Index to Exhibits                                                               14

                        DAILEY PETROLEUM SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                 JANUARY 31,      APRIL 30,
ASSETS:                                                                            1997              1996
                                                                                -----------       --------
Current assets:
         Cash and cash equivalents ..........................................      $ 15,707       $  1,967
         Accounts receivable, net ...........................................        21,739         16,306
         Accounts receivable from affiliates ................................          --              436
         Prepaid expenses ...................................................           356            422
         Deferred income taxes ..............................................         1,464            389
         Other current assets ...............................................         1,135            153
                                                                                   --------       --------
         Total current assets ...............................................        40,401         19,673
Revenue-producing tools and inventory, net ..................................        35,711         29,208
Property and equipment, net .................................................         5,073          5,121
Property and equipment held for sale, net ...................................           205            205
Deferred income taxes .......................................................            --          1,384
Accounts receivable from officer ............................................           250             --
Intangibles and other assets ................................................           677            287
                                                                                   --------       --------
         Total assets .......................................................      $ 82,317       $ 55,878
                                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
         Accounts payable and accrued liabilities ...........................      $  9,751       $  6,749
         Accounts payable to affiliates .....................................           340             --
         Income taxes payable ...............................................         2,297          1,749
         Short-term debt ....................................................            --          1,300
         Current portion of long-term debt ..................................         1,711          1,738
         Current portion of indebtedness to affiliate .......................            --            660
                                                                                   --------       --------
         Total current liabilities ..........................................        14,099         12,196
Long-term debt ..............................................................         5,583          6,866
Long-term indebtedness to affiliate .........................................            --          1,100
Other noncurrent liabilities ................................................           398             75
Commitments and contingencies
Stockholders' equity:
         Preferred stock, $0.01 par value; 5,000,000 shares authorized;
              none issued ...................................................            --             --
         Common stock, Class A, $0.01 par value; 20,000,000
             shares authorized; 3,970,000 issued and outstanding at January
             31,1997; Class B, $0.01 par value; 10,000,000 shares authorized,
             5,000,000 shares issued and out-
             standing at January 31, 1997 and April 30, 1996 ................            90             50
         Treasury stock (24,000 shares) .....................................          (234)            --
         Paid-in capital ....................................................        38,284          4,559
         Retained earnings ..................................................        24,097         31,032
                                                                                   --------       --------
         Total stockholders' equity .........................................        62,237         35,641
                                                                                   --------       --------
         Total liabilities and stockholders' equity .........................      $ 82,317       $ 55,878
                                                                                   ========       ========

                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          JANUARY 31,                 JANUARY  31,
                                                 --------------------------    --------------------------
                                                   1997              1996           1997           1996
                                                 -----------    -----------    -----------    -----------
REVENUES:
      Rental income ...........................  $    13,116    $    11,068    $    38,291    $    32,280
      Sales of products and services ..........        4,367          3,534         13,103         11,901
                                                 -----------    -----------    -----------    -----------
                                                      17,483         14,602         51,394         44,181

COSTS AND EXPENSES:
      Cost of rentals .........................        9,954          8,491         28,838         24,912
      Cost of products and services ...........        2,094          1,965          6,893          6,101
      Selling, general and administrative......        4,009          3,160          9,977          8,687
      Research and development ................          266            241            665            559
                                                 -----------    -----------    -----------    -----------
                                                      16,323         13,857         46,373         40,259
                                                 -----------    -----------    -----------    -----------
Operating income ..............................        1,160            745          5,021          3,922
Other (income) expense:
      Interest income .........................         (212)           (46)          (419)           (68)
      Interest expense-nonaffiliates ..........          159            194            539            598
      Interest expense-affiliate ..............            0             41            172            132
      Foreign exchange (gain) loss ............          (20)           111           (103)           221
      Other, net ..............................           12           (136)           (11)           (73)
                                                 -----------    -----------    -----------    -----------
Income before income taxes ....................        1,221            581          4,843          3,112
Provision for income taxes ....................          436            205          1,778          1,099
                                                 -----------    -----------    -----------    -----------
Net income ....................................  $       785    $       376    $     3,065    $     2,013
                                                 ===========    ===========    ===========    ===========

Earnings per share ............................  $      0.08                   $      0.40
                                                 ===========                   ===========

Pro forma earnings per share ..................                 $      0.06                    $      0.30
                                                                ===========                    ===========

Weighted average shares outstanding ...........    9,400,276                     7,709,735
                                                 ===========                   ===========

Pro forma weighted average shares
   outstanding ................................                   6,610,000                      6,610,000
                                                                ===========                    ===========








                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED JANUARY 31,
                                                                   -----------------------------
                                                                        1997            1996
                                                                       -------        -------
OPERATING ACTIVITIES:
Net income .....................................................      $  3,065       $  2,013
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .............................         4,786          4,271
     Deferred income taxes .....................................           550            (78)
     Provision for doubtful accounts receivable ................           235            181
     Gain on sale and disposition of property and equipment ....           (11)            (5)
     Provision for stock awards ................................           894             --
     Changes in operating assets and liabilities:
     Accounts receivable - trade ...............................        (5,668)        (3,728)
     Accounts receivable from/payable to officers and affiliates           526           (378)
     Prepaid expenses and other ................................        (1,189)          (188)
     Accounts payable and accrued liabilities ..................         3,002          2,132
     Income taxes payable ......................................           548            566
                                                                      --------       --------
Net cash provided by operating activities ......................         6,738          4,786

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory .............       (16,580)        (7,896)
Inventory transferred to cost of rentals .......................         4,448          3,677
Revenue-producing tools lost in hole, abandoned, and sold ......         1,534          1,793
Additions to property and equipment ............................          (702)          (738)
Proceeds from sale of property and equipment ...................            90            521
                                                                      --------       --------
Net cash used in investing activities ..........................       (11,210)        (2,643)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt .............................           400            --
Payments on outstanding debt ...................................        (4,770)        (1,363)
Payment of promissory note .....................................        (5,000)           --
Purchase of treasury stock .....................................          (234)           --
Net proceeds from sale of common stock .........................        27,816            --
                                                                      --------       --------
Net cash provided by (used in) financing activities ............        18,212         (1,363)
                                                                      --------       --------

Increase in cash and cash equivalents ..........................        13,740            780
Cash and cash equivalents at beginning of period ...............         1,967          1,796
                                                                      --------       --------
Cash and cash equivalents at end of period .....................      $ 15,707       $  2,576
                                                                      ========       ========



                             See accompanying notes

                        DAILEY PETROLEUM SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Dailey Petroleum Services Corp. and its subsidiaries and predecessors ("Dailey" or the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, reference is made to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 7, 1996, as amended and supplemented, and included in the Company's final prospectus dated August 14, 1996.

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

         Prior to June 1996, Dailey was a wholly-owned subsidiary of Lawrence Industries, Inc. ("Lawrence"). In June 1996, in preparation for the initial public offering of Class A Common Stock of Dailey, Lawrence reorganized its ownership of the Company into a holding company structure through a forward triangular merger of Dailey Petroleum Services Corp., into a newly-formed, wholly-owned indirect subsidiary of Lawrence, Dailey Corporation (the "Reorganization"). Following the Reorganization, Dailey Corporation changed its name to Dailey Petroleum Services Corp. The effect of the forward triangular merger has been reflected retroactively in the accompanying financial statements. On August 14, 1996, the Company commenced its initial public offering of 3,910,000 shares of Class A Common Stock (the "Offering").

         In connection with the Offering, the Company issued 3,910,000 shares of Class A Common Stock. Net proceeds to the Company from the sale of the stock were $27.8 million. The Company also used $5.0 million of the proceeds from the Offering to repay the outstanding balance of a $10.0 million promissory note, which was incurred in connection with a dividend declared on June 27, 1996 (the "Dividend"). Prior to commencement of the Offering, the Company's sole stockholder contributed to the capital of the Company the remaining $5.0 million of the outstanding principal of such note. The promissory note accrued interest at the prime rate. The statements of operations for the 1996 fiscal period include pro forma per share data which gives effect to the number of shares from which proceeds would have been used to pay the Dividend (an additional 1,250,000 shares assuming a per share offering price of $8.00, thus earnings per share for the periods ending January 31, 1996 are based on 6,610,000 shares of all Common Stock outstanding). Historical earnings per share excluding the pro forma effect of the dividend was $0.07 per share and $0.38 per share for the three and nine month periods ending January 31, 1996 respectively.

3.       REVENUE-PRODUCING TOOLS AND INVENTORY

                                                              JANUARY 31,    APRIL 30,
                                                                  1997         1996
                                                              -----------  -----------
                                                                  (IN THOUSANDS)
Revenue-producing tools ...................................   $    54,967 $    48,024
Accumulated depreciation ..................................       (31,671)    (29,740)
                                                              ----------- -----------
                                                                   23,296      18,284

Inventory:
         Components, subassemblies and expendable parts ...         9,687       9,096
         Rental tools and expendable parts
           under production................................         1,511       1,058
         Raw materials ....................................         1,217         770
                                                              ----------- -----------
                                                                   12,415      10,924
                                                              ----------- -----------
                  Revenue-Producing Tools and Inventory ...   $    35,711 $    29,208
                                                              =========== ===========

4.       STOCK OPTIONS AND AWARDS

         Prior to the Offering, the Company established its 1996 Key Employee Stock Plan (the "1996 Plan") and its 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"). Pursuant to the 1996 Plan, the Board of Directors of the Company are authorized to grant options or restricted stock for Class A Common Stock to management personnel for up to 900,000 shares of the Company's Class A Common Stock.

         The Board granted options totaling 378,327 shares contemporaneously with the Offering to various executive officers which were exercisable at the initial public offering price, of which 159,591 vested immediately and 218,736 vest over three years. On October 2, 1996, the Company granted options, which vest over three years, totaling 15,001 shares to an executive officer of the Company exercisable at $9.00 per share. On December 5, 1996 and January 13, 1997, the Company granted options totaling 32,500 and 12,500 shares, respectively, to various employees. These options, which vested immediately, are exercisable at $10.75 and $9.75 per share, respectively. On December 17, 1996, upon the resignation of an executive officer, 19,199 shares were returned to the 1996 Plan . On January 13, 1997, the Board approved the immediate vesting of the remaining outstanding options.

     Immediately following the Offering, restricted stock awards totaling 360,000 shares were granted to key officers. On October 2, 1996, a restricted stock award of 45,000 shares was granted to an executive officer. The awards vest over three years and do not require any payment by the executive officers. In January 1997, the Board approved the accelerated vesting of 60,000 shares of the restricted stock awards.

         The 1996 Director Plan has 100,000 shares authorized for the granting of options to outside directors, of which 20,000 shares are issued and outstanding at an exercise price of $8.875.

5.       BORROWING ARRANGEMENTS

         Long-term debt consisted of the following:

                                                      JANUARY 31,    APRIL 30,
                                                         1997          1996
                                                      ----------     --------
                                                           (IN THOUSANDS)
Note payable to a bank ..............................    $ 7,194      $ 8,444
Note payable to affiliates ..........................       --          1,760
Other notes payable .................................        100          160
                                                         -------      -------
                                                           7,294       10,364
Less current portion of long-term debt ..............      1,711        2,398
                                                         -------      -------
         Total long-term debt .......................    $ 5,583      $ 7,966
                                                         =======      =======

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

                        DAILEY PETROLEUM SERVICES CORP.
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



           From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include, but are not limited to, future capital expenditure plans, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oilfield services industry, including demand for the Company's directional drilling services and downhole tools, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

         Among the factors that have a direct bearing on the Company's results of operations and the oilfield service industry in which it operates are changes in the price of oil and natural gas; the impact of competitive products and pricing; product demand and acceptance risks, including product obsolescence risks, the presence of competitors with greater financial resources; operating risks inherent in the oilfield service industry, including risks of environmental liability; reliance on independent international agents for the distribution of certain of its downhole tools; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools; world-wide political stability and economic growth and other risks associated with international operations, including foreign exchange risk, the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

Overview

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

         During the past five years, the Company has experienced significant growth in revenues relating to its directional drilling services. The Company believes this growth is consistent with trends in the oil and gas industry toward use of technologically-advanced directional drilling services in order to develop reservoirs that otherwise would have been marginal or uneconomical using conventional drilling methods. The Company also believes that rentals of its downhole tools have benefited from industry trends toward the use of directional drilling techniques, in part because a growing percentage of the Company's downhole tools are rented in connection with its drilling services. Utilizing proceeds from the Offering, the Company invested $8.4 million in downhole tools during the two most recent quarters ended January 31, 1997, which the Company believes contributed to the increase in revenues during the quarter and are expected to positively impact revenues during the remainder of the year.

Quarter Ended January 31, 1997 Compared to the Quarter Ended January 31, 1996

         Rental Income. Rental income for the quarter ended January 31, 1997 was $13.1 million, an increase of 19% from $11.1 million for the same quarter last year. This was due to an increase in demand for directional and horizontal drilling services and related products in the United States Gulf Coast region and the Gulf of Mexico which resulted in a $ 1.1 million increase in rentals. In addition, revenue from the rental of drilling jars and related products increased $930,000 primarily in the United States as the result of increased drilling activity.

         Sales of Products and Services. Sales of products and services for the quarter ended January 31, 1997 were $4.4 million, an increase of 24% from $3.5 million for the same quarter last year. This increase was primarily the result of an increase in tools lost-in-hole of $400,000 and an increase in license fees related to a proprietary directional drilling method of $300,000.

         Cost of Rentals. Cost of rentals for the quarter ended January 31, 1997 was $10.0 million, an increase of 17% from $8.5 million for the same quarter last year. This increase was due primarily to the variable costs associated with an increase in rental activity, including tool repair costs and third party tool charges. As a percentage of rental income, cost of rentals decreased from 77% in the third quarter of fiscal 1996 to 76% in the third quarter of fiscal 1997 as the result of the fixed nature of the Company's cost base.

        Cost of Products and Services. Cost of products and services for the quarter ended January

31, 1997 was $2.1 million, which was a $129,000 increase from the same quarter last year. The margin on sales of products and services for the third quarter of fiscal 1997 was 52% compared to 44% for the same quarter last year. This increase was due primarily to increased higher margin export sales of mechanical jars, tools lost-in-hole and license fees which was partially offset by decreased margins on revenues from directional drilling services.

         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended January 31, 1997 were $4.0 million, a 27% increase from $3.2 million for the same quarter last year. This increase was primarily the result of compensation expense of $894,000 related to non-cash stock awards granted to certain Officers under the 1996 Key Employee Stock Plan. Through the quarter ending July 31, 1999, non-cash
compensation expense will be approximately $234,000 per quarter.    In
addition, costs of $365,000 for settlement of an employment contract were recognized in the quarter and are payable through fiscal year end 1999. Exclusive of these two transactions, selling, general and administrative expenses were $2.8 million, a decrease of 13% from the same period last year. This was the result of decreased building rent and professional and legal fees.

         Interest Income. Interest income for the quarter ended January 31, 1997 was $212,000, a 361% increase from the same quarter last year. This was the result of interest earned on short term investments utilizing proceeds from the Offering.

         Income Tax Expense. Provision for income taxes for the quarter ended January 31, 1997 was $436,000, an increase of 113% from $205,000 for the same quarter last year. This was due to increased income before income taxes of 110% and a change in the effective tax rate from 35% to 36% due to increased state income taxes.

Nine Months Ended January 31, 1997 Compared to the Nine Months Ended January 31, 1996

         Rental Income. Rental income for the nine months ended January 31, 1997 was $38.3 million, an increase of 19% from $32.3 million for the same period last year. This was due primarily to an increase in demand for the Company's directional drilling services and related products in the United States Gulf Coast region, Gulf of Mexico and Venezuela which resulted in increased revenue of $3.4 million and $1.5 million, respectively. The increase was also due to an increase in demand for the Company's drilling jars domestically which resulted in increased revenue of $1.8 million. This was partially offset by a decrease in demand primarily in Latin America which resulted in decreased revenue of $600,000.

         Sales of Products and Services. Sales of products and services for the nine months ended January 31, 1997 were $13.1 million, an increase of 10% from $11.9 million from the same period last year. This increase was due primarily to increased demand for directional drilling services in the Gulf of Mexico, the United States Gulf Coast region and Venezuela which resulted in additional revenue of $1.0 million.

        Cost of Rentals. Cost of rentals for the nine months ended January 31, 1997 was $28.8 million, an increase of 16% from $24.9 million from the same period last year. This increase was due primarily to the variable costs associated with an increase in rental activity, including tool repair costs and third party tool charges. As a percentage of rental income, cost of rentals decreased from 77% for the nine months ended January 31, 1996 to 75% for the nine months ended January 31, 1997 primarily as the result of the fixed nature of the Company's cost base.

         Cost of Products and Services. Cost of products and services for the nine months ended January 31, 1997 was $6.9 million, a $792,000 increase from the same period last year. The margin on sales of products and services for the first nine months of fiscal 1997 was 47% compared to 49% for the same period last year. This decrease in margin was due primarily to a decrease in higher margin export sales of mechanical jars.

         Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended January 31, 1997 was $10.0 million, a 15% increase from $8.7 million for the same period last year. This increase was primarily the result of $894,000 of compensation expense related to non-cash stock awards granted to certain Officers in the 1996 Key Employee Stock Plan. In addition, costs of $621,000 for settlement of employment contracts and severance costs were recognized, an increase of $573,000 from the
same period last year.   Exclusive of these two transactions, selling, general
and administrative expenses were $8.5 million, a slight decrease from the same period last year.

         Interest Income.   Interest income for the nine months ended January
31, 1997 was $419,000, a 516% increase from the same period last year. This was the result of interest earned on short term investments utilizing proceeds from the Offering.

         Foreign Exchange (Gain) Loss. Foreign exchange gains of $103,000 for the nine months ended January 31, 1997 compared to losses of $221,000 for the same period last year were due primarily to favorable fluctuations in the British pound exchange rate.

         Income Tax Expense. Provision for income taxes for the nine months ended January 31, 1997 was $1.8 million, an increase of 62% from $1.1 million for the same period last year. This was due to a 56% increase in income before income taxes and a change in the effective tax rate from 35% to 37% due to an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. Cash provided by operating activities was $6.5 million during the nine months ended January 31, 1997. Other sources of cash included net proceeds from the Offering of $27.8 million, $1.5 million from revenue-producing tools lost-in-hole, abandoned and sold and $400,000 from advances under the revolving line of credit discussed below. Principal uses of cash for the nine months were to fund $12.8 million for capital expenditures, $5.0 million for payment of a promissory note to Lawrence, $1.6 million for payment of a note to affiliate (see Notes to Lawrence below), $1.7 million repayment on line of credit (see Credit Facilities below) and $1.5 million for repayment of long-term debt. During the past several years, working capital requirements have been funded through cash generated from operations, credit facilities and asset sales.

         Credit Facilities. At January 31, 1997, bank debt of $7.2 million was outstanding pursuant to an amended and restated credit agreement dated December 13, 1995, as amended on June 5, 1996 (the "Credit Agreement"). The Credit Agreement provides for a term loan and a revolving credit facility.
Borrowing under the revolving credit facility is limited to the lesser of $3.0 million or a loan formula based upon the level of the Company's eligible accounts receivable. At January 31, 1997, there were no outstanding advances made pursuant to the revolving line of credit.

         Notes to Lawrence. During the nine months ended January 31, 1997, outstanding notes to Lawrence of $6.6 million were repaid utilizing a portion of the net proceeds from the Offering. This repayment included a $5.0 million payment on a $10.0 million promissory note incurred in connection with the Dividend. The remainder of the promissory note, $5.0 million, was contributed back to the capital of the Company by the stockholder prior to the Offering.
At January 31, 1997, there were no outstanding amounts due on these notes.

         Capital Expenditures. Capital expenditures of approximately $12.7 million were made in the nine months ended January 31, 1997. Of this amount, $12.0 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. Capital expenditures during the remaining three months of the fiscal year are expected to be approximately $4.5 million. The Company believes it has available resources through internally generated cash flow, the existing Credit Agreement and the remaining net proceeds of the Offering to fund its operations for at least the next 12 months.

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

ITEM 5.          OTHER INFORMATION

         None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 10-1 - $250,000 Promissory Note from James F. Farr dated January 16, 1997

                 10-2 - Security Agreement between the Company and James F. Farr dated January 16, 1997

                   27  -  Financial Data Schedule

         (b)  Reports on Form 8-K
                   None

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Dailey Petroleum Services Corp.
                               -------------------------------
                                           (Registrant)



Date  March 4, 1997
     --------------            ---------------------------------
                               David T. Tighe
                               Senior Vice President &
                               Chief Financial Officer
                                     and authorized to sign on
                                     behalf of the Registrant

                               INDEX TO EXHIBITS



EXHIBIT                   DESCRIPTION
-------                   -----------
   10-1                   $250,000 Promissory Note from James F. Farr dated
                          January 16, 1997

   10-2                   Security Agreement between the Company and James F.
                          Farr dated January 16, 1997

     27                   Financial Data Schedule