Form 10-K
period 1997-04-30
DAILEY PETROLEUM SERVICES CORP
filed 1997-07-29
CIK 1015360

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                        Commission File Number 001-11963

                        DAILEY PETROLEUM SERVICES CORP.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        76-0503351
 (State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)
               2507 NORTH FRAZIER                                     77303
                 CONROE, TEXAS                                      (Zip Code)
    (Address of principal executive offices)

      (Registrant's telephone number, including area code) (281) 350-3399

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to section 12(g) of the Act:

      Class A Common Stock, Par value $.01                    Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                          $34,520,000 at July 25, 1997

     (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each class of registrant's common stock, as of the latest practicable date. 4,315,000 shares of Class A Common Stock and 5,000,000 shares of Common B Common Stock at July 25, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                        Exhibit Index Begins on Page   .

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Dailey Petroleum Services Corp. (the "Company" or "Dailey") is a leading provider of specialty drilling services to the oil and gas industry and designs, manufactures and rents proprietary downhole tools for oil and gas drilling and workover applications worldwide. In June 1997, Dailey acquired Air Drilling International, Inc. ("ADI"), a leading worldwide provider of air drilling services for underbalanced drilling applications. The Company believes the acquisition of ADI (the "ADI Acquisition") will enable it to cross-market its proprietary downhole tools and directional drilling services to ADI's customers and positions the Company to benefit from anticipated growth in demand for underbalanced drilling services.

BUSINESS STRATEGY

     The Company's strategy is to expand and diversify the range of products and services it provides to the oil and gas industry through internal growth and acquisitions. The Company expects to continue to effect internal growth primarily by crossmarketing its directional drilling services with its air drilling services and rental tool operations.

     In addition, as consolidation of the oil and gas services industry continues in response to increased demand for companies offering a broad range of services, the Company intends to continue expanding its products and services through strategic acquisitions. The Company continuously evaluates potential acquisition candidates in the oil field services industry, including companies providing directional drilling, underbalanced drilling, fishing and enhanced recovery services, as well as companies supplying specialized downhole tools and other equipment to the oil and gas industry. Although the Company currently has no agreement or understanding with any specific entities, the Company is reviewing several attractive acquisition opportunities that, if consummated, would allow it to continue to expand the breadth and scope of the products and services it offers as well as create additional cross-marketing opportunities for internal growth.

THE ADI ACQUISITION

     Consistent with its strategy, on June 20, 1997, Dailey acquired ADI for $46.4 million, including the repayment of approximately $16.8 million in indebtedness. The Company believes that the ADI Acquisition positions it in the growing market for underbalanced drilling of oil and gas and geothermal wells.

DRILLING SERVICES

  Directional Drilling Services

     Directional drilling services involve assisting oil and gas operators in the controlled drilling of a wellbore to a prescribed bottomhole location. Directional drilling can be used to develop a field with multiple wells drilled from the same offshore platform or, in environmentally sensitive areas, from fewer surface facilities than conventional drilling would require. In addition, drilling horizontally through a formation characterized by multiple vertical fractures can result in substantial reductions in drilling costs and improved well productivity because fewer wells are required compared to a vertical development program. Recent developments in multilateral technology, which allows two or more wells to be drilled from the same vertical wellbore, have further enhanced well productivity and development efficiency.

     Based on published industry sources, the number of oil and gas wells drilled in the United States using directional and horizontal technology increased 80% from 2,110 in 1990 to 3,808 in 1996, and as a percentage of total oil and gas wells drilled in the United States, wells drilled using directional and horizontal technology increased from 7% in 1990 to 16% in 1996. This growth has been driven primarily by the substantial cost savings, improvements to drilling efficiency and enhancements to reservoir production that such techniques can provide to operators. In addition, recent advances in directional drilling techniques combined with advances in the identification and location of oil and gas reserves (such as 3-D seismic technology) have made many marginal or otherwise uneconomical reservoirs economically feasible to produce. The Company expects directional and horizontal drilling to continue to represent an increasing percentage of total wells drilled in the United States and internationally.

     Dailey began offering directional drilling services in 1984, primarily along the Texas and Louisiana Gulf Coast, and has since steadily expanded both its directional drilling technical capabilities and the geographic areas in which its services are regularly offered. In fiscal 1995, Dailey began providing its drilling services in international markets by expanding into Venezuela. During fiscal 1995, 1996 and 1997, revenues from directional drilling services and related products constituted 31%, 34% and 41% of total revenues, respectively.

     The directional drilling services offered by the Company consist of well planning, on-site supervisory services to maximize drilling efficiency, MWD services and related equipment rentals, downhole motor rentals and post-well analysis. The skill, experience and reputation of a service company's directional drillers are the primary competitive factors in the directional drilling services market. Because of this, the competition among directional drilling service companies to employ the most reputable, qualified and experienced directional drilling personnel is intense. In addition, the scope of services offered as well as price are important competitive factors. The Company believes that the quality and experience of its directional drillers provide it with a competitive advantage and also believes that it is able to recruit and retain highly-qualified directional drillers because it has a reputation in the industry for stability and quality, offers competitive compensation and provides a reliable, experienced support staff. As of June 30, 1997, the Company employed 33 directional drillers, 4 of whom were located in Venezuela.

     The guidance instruments used by directional drillers typically consist of either wireline steering tools or more advanced MWD units. As compared to traditional well logging equipment, MWD units provide a directional driller with more extensive and advanced information to guide the drillstring, including inclination, azimuth, tool face and temperature plus magnetic or gravity tool face updates in steering or rotary drilling modes. MWD units also can provide gamma ray logging information. Reliable MWD units currently are available for third-party purchase worldwide from only a few independent suppliers. The Company began purchasing MWD units from its current supplier and offering such systems and services to its customers in fiscal 1994. The Company's MWD units compete favorably with respect to reliability and performance with MWD units developed in-house by more fully-integrated service companies and other reliable MWD units currently available for third-party purchase. Directional drilling typically is conducted using a downhole drilling motor attached to the drill bit and powered by the circulation of drilling fluids from the surface. The Company manufactures and uses its own downhole motor.

  Air Drilling Services

     As a result of the ADI Acquisition, the Company is a worldwide leader in providing air drilling services to the oil and gas and geothermal industries. Air drilling, which is used in underbalanced drilling applications, involves maintaining the pressure in a well at less than that of the surrounding formation using air, nitrogen, mist, foam or light-weight drilling fluids as the circulation medium instead of mud. The Company provides air drilling equipment packages consisting of compressors, boosters, mist pumps and related equipment along with specially trained personnel to operate the equipment. Underbalanced drilling techniques can lead to substantial increases in rates of penetration and drill bit life resulting in substantially less time and costs for a drilling program, and also substantially reduce the risks of formation damage.

     The use of underbalanced drilling techniques in Canada has experienced rapid growth over the past few years and is increasing in other countries, including the United States. According to a study sanctioned by the U.S. Department of Energy, approximately 10% of all wells drilled in the United States in 1995 were thought to be drilled underbalanced and this proportion was expected to increase to approximately 30% in 2005. Horizontal and directional wells frequently are drilled using underbalanced drilling technology to reduce the risk of formation damage and improve the flow of hydrocarbons in low pressure or depleted reservoirs. In addition, the Company believes that the geothermal industry will be a major source of growth in demand for underbalanced drilling services, especially in South America, Central America and the Pacific Rim. The use of underbalanced drilling in geothermal wells often avoids the problem of losing drilling fluids in porous geothermal formations or, in certain cases, causing the formation to be plugged. As of July 25, 1997, the Company was under contract for twelve geothermal jobs.

     A typical package of equipment used in an air drilling job consists of two compressors, a booster and a mist pump. Compressors are used to force air into the borehole. Depending on the pressure and air volume requirements, additional compressors may be needed. Boosters are used to increase the pressure of air exiting a compressor and can increase the air pressure up to five-fold. Mist pumps are used to mix and distribute water, soaps and other fluids in underbalanced drilling applications.

DOWNHOLE TOOLS

     Dailey currently offers an array of technologically-advanced downhole tools, which it selectively markets in every major oil and gas exploration and production region in the world. Dailey began renting downhole tools in 1945 and introduced the first drilling jar to the oil and gas industry in 1965. The Company is currently the leading supplier of drilling jars to the rental tool market worldwide. In addition to drilling jars, the Company rents other proprietary downhole tools including hydraulic fishing jars, coiled tubing jars, drilling shock absorbers, drilling thrusters and drilling slingers.

     The Company's line of drilling jars and related products include mechanical and hydraulic drilling jars and jar slingers. A drilling jar is an impact tool that is placed in the lower section of a drillstring as part of the bottomhole assembly. Activated from the surface, the drilling jar delivers a sharp, powerful impact to free the drillstring should it become lodged in the hole. The potential risks of the drillstring becoming stuck in the hole include interruption of the drilling process, loss of drillstring components and loss of the well. Drilling jars must be capable of reliably delivering frequent and consistent impacts to the drillstring, sometimes over a period of many days. As a result, reliability and consistent performance and service by qualified personnel are key criteria in a customer's selection of drilling jars.

     Drilling jars and jar slingers generally are used in drilling applications where there is significant risk of, or cost associated with, the bottomhole assembly of the drillstring becoming stuck in the well bore. As the risk or potential cost of a stuck drillstring increases, the likelihood that the operator of the well will employ a drilling jar typically increases. Drilling applications where drilling jars are used regularly include high-cost wells, wells drilled using directional or horizontal techniques, deeper wells, and wells penetrating unstable geologic formations that increase the risk of well bore collapse. Drilling jars generally are considered essential components in most directional drilling bottomhole assemblies. The Company believes that the proprietary designs of its drilling jars deliver superior performance over competing jars for longer periods of time in their intended operating environments and are compatible with virtually any drilling condition a customer may encounter.

     The Company's line of downhole tools also includes a line of fishing tools, including hydraulic fishing jars and coiled tubing jars. During the year ended April 30, 1996, the Company introduced its double-acting, hydraulic coiled tubing jar, which was designed and developed through the Company's research and development program. The Company believes that this jar was the first double-acting, hydraulic coiled tubing jar introduced for commercial operation in the oil and gas industry.

     In conjunction with its rental services, the Company also sells certain of its downhole tools, primarily to state-owned oil companies. The Company derives revenues from the sale of mechanical drilling jars that no longer have patent protection and also from other tools when they are lost-in-hole by the operator. For the three fiscal years ended April 30, 1995, 1996 and 1997, revenues from the Company's downhole tool rentals and sales constituted 63%, 57% and 59%, respectively, of the Company's total revenues during such periods.

PIPELINE TESTING SERVICES

     The Company is one of the largest fully-integrated pipeline testing companies in Canada. The Company believes it is the only company operating in Canada capable of providing pneumatic pipeline testing services, and is the leading provider of hydrostatic testing services to major Canadian pipeline construction companies that lack the capability to perform such testing in-house. The Company believes that the planned addition of new pipeline capacity in Canada over the next few years, as well as increased environmental concerns relating to existing pipelines, should result in increased demand for the Company's pipeline testing services.

MARKETING AND DISTRIBUTION

  Drilling Services

     Marketing for the Company's directional drilling and air drilling services is conducted entirely through the Company's direct sales force. The Company's directional drillers and air drilling operators, at least one of whom is always present during a directional drilling or air drilling project, are usually billed to customers at a per-day rate. The Company's MWD units and related products and the Company's air drilling compressors, boosters, mist pumps and related products are usually billed to customers at a daily or hourly rental rate. The Company occasionally will contract its services on a per-well basis. The Company considers its directional drilling and air drilling services to be an integral part of its distribution efforts for its downhole tools. The Company expects to continue to effect internal growth primarily by cross marketing its directional drilling services with its air drilling services and rental tool operations.

  Downhole Tools

     The Company markets its downhole tools primarily to major oil companies, independent oil and gas exploration companies, drilling contractors and drilling services consultants. In international markets, state-owned oil and gas companies also are a significant customer group. Domestic marketing of the Company's downhole tools is conducted by the Company's direct sales force. International marketing of the Company's downhole tools is conducted primarily through the Company's direct sales force or through independent international agents and also through cooperative marketing arrangements with local companies. In order to protect the proprietary nature of its tools, the Company has made a strategic decision not to sell its fishing tools to fishing service companies, rather, the Company rents or consigns on a long-term basis its fishing tools to fishing service companies or directly to well operators. Although the Company believes its marketing strategy has allowed it to earn higher margins on its fishing tools while at the same time reducing the ultimate cost to the customer, the Company believes that this strategy has limited its ability to increase market share since fishing service companies generally prefer to purchase their fishing tools rather than rent from third parties.

     Dailey traditionally has marketed its array of proprietary downhole tools directly to the end-user through its direct sales force and agents, rather than rely on third-party distribution of its products and subcontracting of its services. The Company believes this strategy results in higher profit margins. Additionally, this direct interaction with the end-user assists the Company in identifying demand for new and improved products and better enables it to design and develop such products in a timely manner.

INTERNATIONAL OPERATIONS

     Dailey's international operations accounted for approximately 39%, 42% and 39% of total revenues for fiscal 1995, 1996 and 1997, respectively. As of June 30, 1997, the Company had operations in approximately 29 foreign countries. See
Note 14 of notes to consolidated financial statements of Dailey contained elsewhere in this Form 10-K for additional information regarding foreign and domestic revenues.

     As of June 30, 1997, the Company utilized 15 international agents responsible for international marketing of its downhole tools in certain of its markets. International agents also perform maintenance of the Company's downhole tools in their custody at their own facilities. International marketing and distribution is organized into four major regions: Europe/West Africa, the Middle East, Southeast Asia and Latin America. Each region is further divided into multiple and sometimes overlapping territories, generally based on political boundaries. Regional supervisors are assigned by the Company to oversee international operations, particularly with respect to proper maintenance and redressing of tools and to provide sales support and technical assistance to customers.

     The Company's international operations are subject to special considerations inherent in doing business outside the United States, including political instability, war, civil disturbances and governmental activities which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which Dailey operates have adopted, or are subject to, policies that mandate that preference be given to companies that are majority-owned by local nationals. In addition, the Company conducts a portion of its international operations in currencies other than the United States dollar and as such, is subject to certain risks associated with exchange rate fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

MANUFACTURING AND MAINTENANCE

     The manufacturing processes generally required to produce the Company's downhole tools are machining, fabrication, assembly of components manufactured by the Company or outside suppliers, and quality control testing. The Company attempts to outsource those manufacturing processes that can be performed more efficiently and cost effectively by outside third parties. The Company believes that its manufacturing capabilities and arrangements are sufficient in order to meet the demand and timing needs of the Company's customers for the next 12 months. Machining of larger components and spare parts, including the most complex components, is done by Dailey at its manufacturing plant in Conroe, Texas. The manufacturing processes performed in-house by the Company require a ready supply of high-quality, special alloy steel and other raw materials. The Company purchases its raw materials from various vendors, none of which supplied a majority of Dailey's supply of such materials during fiscal 1997. Consistent with the recent upturn in the demand for steel and other raw materials used in the oil and gas industry, the Company has experienced longer lead times for delivery of raw materials, primarily steel, which requires the Company to predict further in advance its needs for such materials. Although the Company typically places orders for its steel at least three months in advance and usually stores with a third party a reserve supply of steel adequate to cover the Company's demand for steel for at least one month, any prolonged disruption in steel supply could affect the Company's ability to meet production schedules and commitments, which could have a material adverse effect on the Company's financial condition and results of operations.

     Maintenance of Dailey's downhole tools is conducted in the United States at six of Dailey's facilities, each of which is specially equipped for that purpose. In the United Kingdom, Colombia and Venezuela, maintenance is conducted by Company personnel, and elsewhere by the Company's international agents who are subject to periodic quality control inspection and supervision by Company personnel.

INTELLECTUAL PROPERTY

     The Company believes that the proprietary aspects of many of its downhole tools provide it with certain competitive advantages. In particular, the Company believes that the trademarks and servicemarks protecting the Dailey name in domestic and international markets are of primary importance. The Company relies on a combination of patents, trade secrets, trademarks and servicemarks and copyrights to protect its proprietary technologies and intellectual properties. The Company has five servicemarks that are registered in the United States. Patents protect features of the Dailey Hydraulic Jar, Dailey Fishing Jar, DNT Jar, R.A.M. Shock Absorber and Dailey Drilling Motor as well as other of the Company's products. The United States patents for the Company's products expire in years ranging from 1999 to 2011. Although the Company does not consider its business to be wholly dependent on any single patent or trademark, the unexpected loss of patent protection for the Dailey Hydraulic Jar or Dailey Hydraulic Fishing Jar could have a material adverse effect on the Company.

OPERATING RISKS AND INSURANCE

     The operations of the Company's customers are subject to hazards inherent in the oil and gas industry, such as blowouts, explosions, craterings, fires and oil spills, that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Claims for loss of oil and gas production and damage to formations can occur in the workover process. Additionally, the Company often is required to indemnify major customers pursuant to master service agreements. If a serious accident were to occur where the Company's downhole tools are used or its directional drilling services are being provided, the Company could be named as a defendant in lawsuits asserting potentially large claims.

     As protection against operating hazards, the Company maintains insurance coverage that it believes to be customary in the industry against these hazards and, whenever possible, obtains agreements from customers providing for indemnification against liability. The Company maintains general liability insurance to cover its buildings, equipment and other property as well as worker's compensation, maritime employer, auto, crime and political risk insurance. The Company also is insured under an umbrella liability policy. Most of the Company's policies provide for coverage on a per-occurrence basis, rather than a claim basis. The Company's policies generally exclude coverage for losses and liabilities relating to environmental damage or pollution, breach of contract or fraud or deceptive practices. The Company does not maintain professional liability insurance.

     Historically the Company's insurance coverage has greatly exceeded the amount of its claims and management believes that the Company's insurance coverage is adequate for its present operations. However, a successful liability claim for which the Company is underinsured or uninsured could have a material adverse effect on the Company.

COMPETITION

     All of the Company's products and services are offered in highly-competitive markets in which many of the Company's competitors are divisions or subsidiaries of larger, better capitalized corporations. In directional drilling services, the Company believes that the principal competitive factor is the availability of qualified, experienced directional drilling personnel, particularly personnel with whom the customer has had satisfactory experience and, to a lesser extent, breadth of products and services offered, price and technology. The Company believes that the leading competitors in the directional drilling services industry are fully-integrated service companies such as Anadrill/Schlumberger, Baker-INTEQ, Halliburton Energy Services and Sperry-Sun. The Company also competes with numerous smaller, independent companies that offer only directional drilling services or a relatively limited line of additional tools compared to fully-integrated competitors.

     The principal competitive factors affecting the Company's downhole tools are reliability and performance, availability of appropriate tools, technical support and price. The Company competes with manufacturers and owners of downhole tools. The dominant competitors in downhole drilling tools are Houston Engineers, a subsidiary of Wilson Industries, Inc., Weir-Houston, Baker Hughes, Inc., Bowen Tools, a division of IRI International Corporation, Weatherford Enterra, Inc. and Griffith Tool Company, a subsidiary of Dreco Energy Services Limited. The three leading competitors with respect to fishing tools are Anadrill/Schlumberger, Bowen Tools and Houston Engineers. Although the Company is a relatively small competitor among all manufacturers and owners of drilling and fishing tools, the Company believes that it is the worldwide leader in premium drilling jars supplied to the rental tool market. The Company has experienced some loss of drilling jar market share in certain international markets over the past several years due to increasing price competition.

     ADI's products and services are offered in highly competitive markets where competitors are often better funded. The Company believes that the barriers to entry into the air drilling services market are minimal and that the primary competitive factors in this market are name recognition, expertise and pricing.

     Management expects competition and customer price pressures to continue for the foreseeable future with respect to its downhole tools and its directional drilling and air drilling services.

EMPLOYEES

     At July 25, 1997, the Company had 416 employees, approximately 67% of whom were located in the United States. The Company has never experienced a work stoppage and considers its employee relations to be excellent. The Company has no collective bargaining agreements.

REGULATION

     Various federal, state and local laws and regulations covering the release of materials into the environment, or otherwise relating to the protection of the public health and the environment, affect the Company's and its customers' domestic operations, expenses and costs. The trend in environmental regulation has been to place more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes, and use and handling of chemical substances. Increasingly strict environmental restrictions and limitations, as well as the obligation to remediate existing contamination, have resulted in increased operating costs for the Company and other similar businesses throughout the United States. The costs of compliance with environmental laws and regulations may continue to increase, both for the Company and its customers. In this regard, the Resource Conservation and Recovery Act ("RCRA"), a federal statute governing the disposal of solid and hazardous wastes, includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous waste, either as a result of a change in RCRA or the imposition of more stringent state regulations, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such wastes. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's products and services. In addition, the Company is subject to laws and regulations concerning occupational health and safety. The Company's international operations also are subject to international laws respecting environmental and worker safety matters in the countries in which they operate. The Company believes that it is in substantial compliance with the requirements of environmental and occupational health and safety laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate impact of such laws and regulations on the Company's business. Any violation of such laws could subject the Company to fines, penalties or other liabilities.

     Capital expenditures for property, plant and equipment for environmental control facilities during fiscal 1997 were not material. Based on the Company's experience to date, the Company currently does not anticipate any material adverse effect on its results of operations or financial condition as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

PROPERTIES

     The following table summarizes the Company's significant owned and leased properties as of June 30, 1997:

     LOCATION OF FACILITY        PROPERTY INTEREST                         USES
     --------------------        -----------------                         ----
Conroe, Texas..................        Leased(1)                 Corporate Offices, Sales
                                                             Manufacturing, Maintenance, R&D
Aberdeen, Scotland.............        Leased                       Sales, Maintenance
Anchorage, Alaska..............         Owned                       Sales, Maintenance
Anaco, Venezuela...............        Leased                       Sales, Maintenance
Bakersfield, California........        Leased                             Sales
Bogota, Colombia...............        Leased                       Sales, Maintenance
Cabimas, Venezuela.............        Leased                  Directional Drilling Office,
                                                                    Sales, Maintenance
Corpus Christi, Texas..........         Owned                       Sales, Maintenance
Houma, Louisiana...............         Owned                       Sales, Maintenance
Houston, Texas.................         Owned                  Directional Drilling Office,
                                                                    Sales, Maintenance
Lafayette, Louisiana...........         Owned                  Directional Drilling Office,
                                                                    Sales, Maintenance
Englewood, Colorado............        Leased                     ADI Corporate Offices
Casper, Wyoming................        Leased(2)                        ADI Office
Nisku, Alberta, Canada.........        Leased(2)                        ADI Office

---------------

(1) Leased from an affiliate of the Company's majority stockholder.

(2) Leased from an affiliate of an officer of the Company. See "Certain Relationships and Related Transactions."

LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property the subject of, any pending legal proceedings, other than ordinary routine litigation incidental to its business, including litigation relating to the Company's intellectual property. Each of such matters is believed to be either covered by insurance or not material in amount. The Company knows of no pending or threatened legal proceedings, or judgments entered against, any director or officer of the Company in his capacity as such.

ITEM 2. PROPERTIES

     See Item 1 for information with respect to properties.

ITEM 3. LEGAL PROCEEDINGS

     See Item 1 for information with respect to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended April 30, 1997.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock, constituting the only class of common equity of the Company currently outstanding that is freely tradeable, is quoted on the Nasdaq National Market under the symbol "DALY". The table below provides price information for the Common Stock for the period beginning August 14, 1996, the first day of trading of the Class A Common Stock following the Company's initial public offering of the Class A Common Stock, and April 30, 1997.

                                                               HIGH     LOW
                                                              ------   ------
August 14, 1996 through October 31, 1996....................  $10.75   $ 8.00
Three months ended January 31, 1997.........................  $11.00   $ 9.00
Three months ended April 30, 1997...........................  $10.50   $ 5.38

     At July 25, 1997, the closing price for the Company's Class A Common Stock was $8.50. At July 25, 1997, the Company's Common Stock was held of record by approximately 97 persons, and, in management's estimation, beneficially owned by approximately 350 persons.

     During the two most recent fiscal years, the Company has not paid a cash dividend on its Common Stock, and it is not anticipated that any cash dividend will be paid on the Common Stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended April 30, 1997, are derived from the Company's audited consolidated financial statements. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                     FISCAL YEAR ENDED APRIL 30,
                                    --------------------------------------------------------------
                                       1993         1994         1995         1996         1997
                                    ----------   ----------   ----------   ----------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Rental Income...................  $   28,746   $   32,393   $   36,691   $   42,987   $   49,497
  Sales of products and
     services.....................       8,742       11,422       12,172       15,952       16,954
                                    ----------   ----------   ----------   ----------   ----------
  Total revenues..................      37,488       43,815       48,863       58,939       66,451
Cost of rentals and services:
  Cost of rentals.................      25,078       27,384       29,685       33,019       37,655
  Cost of products and services...       4,003        5,124        6,889        7,927        8,890
                                    ----------   ----------   ----------   ----------   ----------
  Total cost of rentals and
     services.....................      29,081       32,508       36,574       40,946       46,545
Selling, general and
  administrative expenses.........       6,783        7,085        9,607       12,083       11,893
Non-cash compensation
  expense(1)......................          --           --           --           --        2,807
Research and development
  expenses........................       1,262          736          775          728          850
                                    ----------   ----------   ----------   ----------   ----------
Operating Income..................         362        3,486        1,907        5,182        4,356
Interest expense, net.............         285          513        1,001          863          193
Other (income) expense, net.......        (435)        (225)         190           39          169
Foreign exchange (gain) loss......         228          122          (90)         239           19
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes........         284        3,076          806        4,041        3,975
Income tax expense................         898        1,075          838        1,427        1,511
                                    ----------   ----------   ----------   ----------   ----------
Net income (loss).................  $     (614)  $    2,001   $      (32)  $    2,614   $    2,464
                                    ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share.........  $     (.11)  $      .37   $     (.01)               $      .30
Pro forma earnings per share......                                         $      .40
Average common and common
  equivalent shares
  outstanding(2)..................   5,360,000    5,360,000    5,360,000    6,610,000    8,094,880
OTHER DATA:
Depreciation and amortization.....  $    4,114   $    4,323   $    5,428   $    5,726   $    6,593
CONSOLIDATED BALANCE SHEET DATA:
Total assets......................  $   45,523   $   53,621   $   54,408   $   55,878   $   82,359
Working capital...................       2,588       10,542        6,405        7,477       21,938
Long-term debt, less current
  portion.........................       2,814        9,743        8,604        6,866        5,155
Long-term debt payable to
  affiliate, less current
  portion.........................       2,061        2,420        1,760        1,100           --
Stockholders' equity..............      31,058       33,059       33,027       35,641       63,327

---------------

(1) Non-cash compensation expense relates to accelerated vesting of restricted stock that was granted to certain executive officers of the Company during the year ended April 30, 1997.

(2) The average number of shares outstanding at April 30, 1993 through 1996 have been adjusted to give pro forma effect to a reorganization and the issuance of an aggregate of 360,000 restricted shares of Class A Common Stock to Messrs. Farr, Sutton and Tighe contemporaneously with the IPO. See "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995), such as certain statements included in this Annual Report on Form 10-K. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in written material such as in press releases, portions of "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" contained in this Form 10-K, and portions of the Company's other filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

     Among the factors that may have a direct bearing on the Company's results of operations and the oilfield service industry in which it operates are: substantial leverage following the ADI Acquisition and, if consummated, the Notes Offering (as hereinafter defined); changes in the price of oil and natural gas; the impact of competitive products and pricing; the presence of competitors with greater financial resources; product demand and acceptance risks, including product obsolescence risks with respect to its downhole tools; risks associated with the ADI Acquisition, including failure to successfully manage the Company's growth and integrate the operations of ADI; typical operating risks inherent in the oilfield service industry, including risks of environmental liability; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools; worldwide political stability and economic growth and other risks associated with international operations, including foreign exchange risk; and the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

RECENT DEVELOPMENTS

     ADI Acquisition. The Company's operations and future results will be significantly impacted by the ADI Acquisition, which was consummated on June 20, 1997. Dailey acquired ADI for $46.4 million, including the repayment of approximately $16.8 million in indebtedness (the "ADI Debt"). As a result of the ADI Acquisition, the Company became a leading worldwide provider of air drilling services for underbalanced drilling applications.

     The Company expects to experience significant revenue growth as a result of the ADI Acquisition. The ADI Acquisition also will significantly expand the Company's presence internationally, primarily in Canada, where the Company previously did not derive a significant amount of revenues.

     The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. The Company recorded goodwill of approximately $22.0 million relating to the excess of the fair market value of ADI's assets over the purchase price paid for ADI, which will be amortized over 20 years and result in approximately $900,000 in amortization expense during the year ended April 30, 1998, and approximately $1.1 million per year thereafter. Since the goodwill associated with the ADI Acquisition will not be amortized for tax purposes, the Company expects its effective tax rate shown on its financial statements to increase significantly as a result of the ADI Acquisition.

     The ADI Acquisition has significantly increased the Company's debt levels. The Company borrowed approximately $45.5 million under the Credit Facility (as herein defined) to finance the acquisition as well as to repay the ADI Debt, existing Dailey bank debt and accrued interest thereon. The substantial increase in debt levels will result in a significantly higher level of interest expense and increased percentage of cash flows being used for debt service and may limit the Company's ability to obtain additional debt financing for future acquisitions and capital expenditures.

     June 1997 Management Reorganization. Following the ADI Acquisition in June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations (the "Management Reorganization"). As a result of such program, the Company expects to incur a $2.8 million restructuring charge during the first quarter of the fiscal year ended April 30, 1998 associated primarily with staff reductions, severance settlements and various reorganization costs. The Company expects the Management Reorganization to result in annual savings of approximately $1.8 million, although there can be no assurance in this regard.

     1996 Initial Public Offering. The Company's operations during 1997 reflect the effects of the Company's initial public offering (the "1996 IPO"). Dailey's net proceeds of $27.6 million from such offering were utilized to repay debt to affiliates of Dailey, to acquire certain business assets and to increase Dailey's inventory of downhole tools. Utilization of these additional tools increased Dailey's revenues for the year ended April 30, 1997, primarily during the third and fourth quarters, and are expected to impact future periods as such tools are utilized in the Company's business.

     Credit Facility. On June 20, 1997, the Company's Amended and Restated Credit Agreement dated December 31, 1995, as amended on June 5, 1996 (the "Prior Credit Agreement"), that provided for a long term loan (the "Term Loan") and a revolving line of credit (the "Revolving Credit Line"), was amended by the Third Amended and Restated Credit Facility (the "Credit Facility") to increase the outstanding principal balance of the Term Loan to $41.5 million and the maximum amount available for borrowings under the Revolving Credit Line to $15.0 million.

     Notes Offering. The Company currently is pursuing a private placement of $100 million of ten-year senior notes (the "Notes Offering") that it anticipates consummating in the second quarter of the year ending 1998. However, there can be no assurance that the Notes Offering will be consummated.

RESULTS OF OPERATIONS

     Dailey derives rental income from its fleet of downhole tools, and to a lesser extent, from downhole tools owned by third parties. Dailey typically charges its customers a daily rate for downhole tools, except for its downhole drilling motors, which are rented at an hourly rate. In international markets, Dailey also often charges its customers a refurbishment charge, which is included in rental income.

     Revenues from sales of products and services consist of directional drilling services, lost-in-hole charges and sales of its mechanical drilling jars. Revenues from services of Dailey's directional drillers and MWD technicians are generally billed on a per person/per day basis for the time on assignment at the customer's drill site. Although Dailey considers rentals of its downhole drilling motors and MWD equipment to be a significant part of its directional drilling services, revenues from such rentals are currently recorded as rental income for financial statement purposes. Dailey's lost-in-hole revenues consist of replacement charges that Dailey's customers pay each time a Dailey downhole tool is lost-in-hole. Dailey sells mechanical drilling jars in a limited number of international markets, primarily to state-owned oil and gas companies.

     The operating costs associated with Dailey's rentals consist primarily of expenses associated with depreciation, transportation, maintenance and repair and related direct overhead. The costs associated with Dailey's sales of products and services consist primarily of the undepreciated portion of the capitalized cost of its downhole tools sold or lost-in-hole and the salaries and related costs associated with Dailey's directional drillers and MWD technicians.

     With respect to allowances for bad debts, Dailey's policy is to specifically identify at-risk receivables and reserve for any balances which, in the opinion of management, are probable or reasonably possible of not being collected. Dailey's bad debt allowance primarily consists of reserves for receivables from customers that are in bankruptcy, receivables from sales to agents (based on billings to their customers) that the agent has identified as potentially uncollectible and receivables from extremely slow-paying domestic customers. The allowance also contains a reserve for slower-paying, higher-risk international customers, which have become an increasingly larger percentage of Dailey's customer base in recent years. Similarly, Dailey identifies inventory that, due to changes in demand for certain specialized downhole tools, is not expected to generate revenue in the immediate future and establishes a reserve for that inventory.

YEAR ENDED APRIL 30, 1997 COMPARED TO YEAR ENDED APRIL 30, 1996

     Rental Income. Rental income for the year ended April 30, 1997, was $49.5 million, an increase of 15% from $43.0 million for the year ended April 30, 1996. This increase was due primarily to increased demand for directional drilling services and related products in Latin America, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $5.8 million increase in rentals from MWD equipment, downhole motors and other directional drilling tools. In addition, domestic rental income from drilling and fishing jars and slingers increased $1.3 million which was partially offset by decreased foreign rental income from drilling and fishing jars and slingers of $892,000.

     Sales of Products and Services. Sales of products and services for the year ended April 30, 1997, were $17.0 million, an increase of 6% from $16.0 million for the year ended April 30, 1996. This increase was due primarily to increased demand for directional drilling services and related products in Latin America, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $1.4 million increase in directional services revenue. In addition, revenues from license fees related to a proprietary directional drilling method increased by $300,000. This was partially offset by decreased sales of tools and parts of $684,000.

     Cost of Rentals. Cost of rentals for the year ended April 30, 1997, was $37.7 million, an increase of 14% from $33.0 million for the year ended April 30, 1996. This increase was due primarily to the variable costs associated with an increase in rental activity, such as tool repair costs and third-party tool charges. As a percentage of rental income, cost of rentals decreased from 77% in fiscal 1996 to 76% in fiscal 1997, which reflects the fixed nature of the cost base.

     Cost of Products and Services. Cost of products and services for the year ended April 30, 1997, was $8.9 million, an increase of 12% from $7.9 million for the year ended April 30, 1996. The increase was due primarily to higher personnel costs associated with an increase in directional drilling services in the Gulf of Mexico, the U.S. Gulf Coast region and Venezuela. The gross profit margin on sales of products and services for fiscal 1997 was 48% compared to 50% for fiscal 1996. This decrease in gross profit margin was due to a decrease in higher margin export sales of mechanical jars.

     Selling, General and Administrative Expenses. For the year ended April 30, 1997, selling, general and administrative expenses, including a $2.8 million non-cash compensation expense, were $14.7 million, an increase of 22% from the $12.1 million for the year ended April 30, 1996. The non-cash compensation expense was the result of non-cash stock awards granted to certain officers pursuant to the 1996 Key Employee Stock Plan. Exclusive of these non-cash changes, selling, general and administrative expenses were $11.9 million, a 2% decrease from fiscal 1996.

     Research and Development Expenses. Research and development expenses for the year ended April 30, 1997, were $850,000, compared to $728,000 for the year ended April 30, 1996, which reflects a relatively constant level of research and development activity.

     Interest Income. Interest income for the year ended April 30, 1997, was $640,000, an increase of $536,000 from the year ended April 30, 1996. This was the result of interest earned on short-term investments utilizing net proceeds from the 1996 IPO.

     Interest Expense -- Nonaffiliates. Interest expense to nonaffiliates for the year ended April 30, 1997 was $671,000, a decrease of 15% from $785,000 for the year ended April 30, 1996. This decrease was primarily the result of scheduled payments of principal and interest on bank debt.

     Interest Expense -- Affiliate. Interest expense to affiliate for the year ended April 30, 1997, was $162,000, a 11% decrease from $182,000 for the year ended April 30, 1996. This decrease was primarily the result of the repayment of a term loan to an affiliate with proceeds from the 1996 IPO, partially offset by interest paid on a promissory note to an affiliate that was issued in connection with a dividend on June 27, 1996 and repaid with proceeds from the 1996 IPO.

     Foreign Exchange (Gain) Loss. Foreign exchange loss for the year ended April 30, 1997 was $19,000 compared to a loss of $239,000 for the year ended April 30, 1996. This decrease was due primarily to favorable fluctuations in the British pound exchange rate relative to the U.S. dollar.

     Income Tax Expense. Income tax expense for the year ended April 30, 1997, was $1.5 million, an increase of 6% from $1.4 million for the year ended April 30, 1996. This increase was primarily the result of an increase in the effective tax rate to 38% for fiscal 1997 from 35% for fiscal 1996 due to the full utilization of state net operating loss carryforwards in fiscal 1996.

YEAR ENDED APRIL 30, 1996 COMPARED TO THE YEAR ENDED APRIL 30, 1995

     Rental Income. Rental income for the year ended April 30, 1996, was $43.0 million, an increase of 17% from $36.7 million for the year ended April 30, 1995. This increase was due primarily to increased demand for Dailey's directional drilling services and related products in Venezuela, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $4.2 million increase in rentals from MWD equipment, downhole motors and other directional drilling tools. During fiscal 1996, Dailey purchased MWD equipment for use in Venezuela. Dailey also experienced increased demand for its directional drilling services in the Gulf of Mexico and the U.S. Gulf Coast region due to escalating gas prices and a corresponding increase in drilling activity. In addition, rental income from Dailey's drilling jars and slingers increased $1.4 million due primarily to increased demand in Latin America and to a slight increase in pricing worldwide. Also in fiscal 1996, Dailey increased its distribution of fishing jars in the U.S. Gulf Coast region and expanded distribution of fishing jars into the North Sea, which resulted in an increase in rental income of $1.0 million.

     Sales of Products and Services. Sales of products and services for the year ended April 30, 1996, were $16.0 million, an increase of 31% from $12.2 million for the year ended April 30, 1995. This increase was due primarily to an increase in export sales of mechanical drilling jars of approximately $1.6 million and to an increase in lost-in-hole revenues of $1.2 million. The increase in lost-in-hole revenues was consistent with increased rental activity during the year. The increase also was attributable to increased demand for Dailey's directional drilling services in the Gulf of Mexico, the U.S. Gulf Coast region and Venezuela.

     Cost of Rentals. Cost of rentals for the year ended April 30, 1996, was $33.0 million, an increase of 11% from $29.7 million for the year ended April 30, 1995. This increase was due primarily to the variable costs associated with an increase in rental activity, such as tool repair costs, agent commissions and third-party tool charges. The increase also was attributed to an increase in import duties and fees of $709,000 associated with the importation of downhole tools to Venezuela. Dailey expenses import duties and fees as incurred instead of capitalizing them as part of the cost of the tool. As a percentage of rental income, cost of rentals decreased from 81% in fiscal 1995 to 77% in fiscal 1996, which reflects the fixed nature of Dailey's cost base.

     Cost of Products and Services. Cost of products and services for the year ended April 30, 1996, was $7.9 million, an increase of 15% from $6.9 million for the year ended April 30, 1995. This increase was due primarily to higher personnel costs associated with an increase in directional drilling services in the Gulf of Mexico, the U.S. Gulf Coast region and Venezuela. The increase also was attributable to the write-off of the net book value of products lost-in-hole and the cost of drilling jars sold during the year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.1 million for the year ended April 30, 1996, an increase of 26% from $9.6 million for the year ended April 30, 1995. This increase was due primarily to an increase in personnel costs associated with bonuses and raises paid during the year as well as additional personnel, an increase in travel and business development costs associated with higher levels of international business and an increase in legal expenses associated with litigation involving Dailey's enforcement of its intellectual property.

     Research and Development Expenses. Research and development expenses for the year ended April 30, 1996, were $728,000, a decrease of 6% from $775,000 for the year ended April 30, 1995, as the level of Dailey's research and development activity remained relatively constant between the two years.

     Interest Expense -- Nonaffiliates. Interest expense to nonaffiliates for the year ended April 30, 1996, was $785,000, a decrease of 7% from $841,000 for the year ended April 30, 1995. The decrease was due primarily to the repayment throughout fiscal 1996 of an aggregate of $1.3 million in principal on Dailey's bank debt, which was partially offset by advances in the second half of fiscal 1996 of $1.3 million against the revolving line of credit associated with Dailey's bank debt.

     Interest Expense -- Affiliate. Interest expense to affiliate for the year ended April 30, 1996, was $182,000, a decrease of 17% from $220,000 for the year ended April 30, 1995. The decrease was due to the repayment of $660,000 of principal during the year.

     Foreign Exchange (Gain) Loss. Foreign exchange losses of $239,000 in fiscal 1996 compared to gains of $90,000 for the year ended April 30, 1995, were due primarily to unfavorable exchange fluctuations during fiscal 1996 with the British pound and the Dutch guilder.

     Other (Income) Expense, net. Other expense for the year ended April 30, 1996, was $39,000 compared to $190,000 for the year ended April 30, 1995. This decrease was due primarily to the write-off of $60,000 of unusable fixed assets in fiscal 1995.

     Income Tax Expense. Provision for income taxes for the year ended April 30, 1996, was $1.4 million compared to $838,000 for the year ended April 30, 1995. The increase was due primarily to an increase in income in countries in which Dailey was subject to income or withholding taxes, which resulted in the effective tax rate decreasing from 104% to 35% from fiscal 1995 to fiscal 1996. In fiscal 1996, Dailey recorded a deferred tax asset related to net operating loss carryforwards, which resulted in a decrease in the effective tax rate. This decrease was predominantly offset by a gain for tax purposes related to the dissolution of a real estate partnership, which resulted in an increase in the effective tax rate.

INFLATION AND FOREIGN EXCHANGE

     Inflation has not had a significant impact on Dailey's comparative results of operations. For the year ended April 30, 1997, transactions conducted in United States dollars accounted for approximately 74% of the Company's total revenues. The Company believes that the percentage of its total revenues relating to transactions conducted in foreign currencies will increase due to continued expansion of the Company's international operations and the ADI Acquisition. The Company currently does not engage in hedging transactions to protect itself against foreign currency fluctuations, but rather seeks to protect itself from fluctuations in foreign currencies by accelerating conversion of such currencies into United States dollars and by continual evaluation of the Company's level of operations in such markets.

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital. The Company had cash and cash equivalents of $15.2 million at April 30, 1997, and working capital of $21.9 million on such date. During the past several years, working capital requirements have been funded through cash generated from operations, credit facilities and asset sales. Cash provided by operating activities was $11.7 million for the year ended April 30, 1997. Other sources of cash in 1997 included net proceeds from the 1996 IPO of $27.6 million, $2.0 million from revenue-producing tools lost-in-hole and $400,000 from advances under a revolving line of credit. Principal uses of cash were to fund $18.2 million for capital expenditures, $6.8 million for the payment of promissory notes to affiliates and $3.4 million for the repayment of other indebtedness.

     Capital Expenditures. Capital expenditures of approximately $18.2 million were made during the year ended April 30, 1997. Of this amount, $15.9 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. The Company currently anticipates that capital expenditures during the year ended April 30, 1998 utilizing internally generated cash flow from operations and availability under the Revolving Credit Line will be approximately $18.0 million, which will relate primarily to additional investment in downhole tools as well as equipment utilized in the Company's air drilling drilling operations. The Company currently anticipates an additional $6.0 million of capital expenditures during the year ended April 30, 1998 in the event that the Notes Offering is completed. Such additional capital expenditures would relate to additional investment in downhole tools and in equipment utilized in its air drilling operations. If the Notes Offering is consummated, the Company would use proceeds from the Notes Offering to fund $18 million of its anticipated capital expenditures. In addition, as part of its business strategy, the Company is continuing to analyze several potential acquisitions of complementary businesses and assets. The Company expects to fund any future acquisitions utilizing a portion of its availability under the Credit Facility as well as proceeds from the Note Offering, if consummated, however, depending upon the size of any acquisition, the Company may need additional financing to fund such acquisitions.

     Credit Facility. At April 30, 1997, bank debt of $6.8 million was outstanding under the Prior Credit Agreement. At April 30, 1997, there were no outstanding advances made pursuant to the Revolving Credit Line. At June 23, 1997, the outstanding principal balance under the Term Loan was $41.5 million and the outstanding principal balance of advances under the Revolving Credit Line was $4.0 million. The average interest rate on the revolving advances was 8.0%. Principal payments on the Term Loan are $350,000 payable quarterly through July 1998, with increasing payments thereafter until maturity on June 30, 2002, at which time the obligation of the bank to make advances on the Revolving Credit Line also terminates. Interest on the Term Loan and Revolving Credit Line is variable and will fluctuate at a variable margin over the bank's prime rate or at a LIBOR-based rate. Both interest rates are calculated and can fluctuate based on leverage ratios. Borrowings under the Revolving Credit Line are limited to the lesser of $15.0 million or a loan formula based upon the level of eligible accounts receivable. Letters of credit can be issued on the undrawn amount not to exceed $5 million. The outstanding undrawn amount at any time on all letters of credit issued pursuant to the Revolving Credit Line reduces the ability to borrow funds pursuant to the Revolving Credit Line. There are currently no outstanding letters of credit. The Credit Facility is collateralized by substantially all property, equipment, inventory, intellectual property and receivables of the Company. The Credit Facility contains certain restrictive covenants and customary events of default and conditions to the bank's obligation to make advances.

     Future Acquisitions. As consolidation of the oilfield services industry continues in response to increased demand for companies offering a broad range of services, the Company intends to continue expanding its products and services through strategic acquisitions. The Company continuously evaluates potential acquisition candidates in the oilfield services industry, including companies providing directional drilling, underbalanced drilling, fishing and enhanced recovery services, as well as companies supplying specialized downhole tools and other equipment to the oil and gas industry. In connection with any future acquisitions, the Company may be required to incur substantial indebtedness to finance such acquisitions and may also issue equity securities or convertible securities. Although the Company currently has no agreement or understanding with any specific entities, the Company is reviewing several attractive acquisition opportunities that, if consummated, would allow it to continue to expand the breadth and scope of the products and services it offers as well as create additional crossmarketing opportunities for internal growth.

     Income Taxes. At April 30, 1997, the Company had foreign tax carryforwards of approximately $1.7 million. These carryforwards are available to offset future income of the Company, but will begin to expire in the fiscal year ending April 30, 2000. The Company had net deferred tax assets at April 30, 1997 of $2.6 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company is required to adopt SFAS No. 128 in the first quarter of calendar 1998. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required. The Company believes that the "diluted" disclosure required under SFAS No. 128 will not differ materially from historical "primary" earnings per share amounts for the 1996 and 1997 periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements of the Company meeting the requirements of Regulation S-X (except Section 210.3-05 and Article 11 thereof) are included herein on pages F-1 through F-18 hereof.

     Other financial statements and schedules required under Regulation S-X, if any, are filed pursuant to Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
Index.......................................................   F-1
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets at April 30, 1997 and 1996......   F-3
Consolidated Statements of Operations for the Years Ended
  April 30, 1997, 1996, and 1995............................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended April 30, 1997, 1996, and 1995................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  April 30, 1997, 1996, and 1995............................   F-6
Notes to Consolidated Financial Statements..................   F-7

     The following consolidated financial statement schedule is included in Item 14(d):

Schedule II -- Valuation and Qualifying Accounts............   S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (b) The following Exhibits are filed as part of this Annual Report on Form 10-K.

        EXHIBIT
         NUMBER                              TITLE OR DESCRIPTION
        -------                              --------------------
           3.1           -- Restated Certificate of Incorporation (incorporated by
                            reference from the Company's Registration Statement on
                            Form S-1 (File No. 333-04593)).
           3.2           -- Restated Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-1
                            (File No. 333-04593)).
           4.1           -- Form of Class A Common Stock Certificate (incorporated by reference from the Company's Registration Statement on
                            Form S-1 (File No. 333-04593)).

        EXHIBIT
         NUMBER                              TITLE OR DESCRIPTION
        -------                              --------------------
           4.2           -- See Exhibits 3.1 and 3.2 for provisions of the Restated
                            Certificate of Incorporation and Restated Bylaws of the
                            Company defining the rights of the holders of Class A
                            Common Stock.
          10.1           -- Relationship Agreement by and between the Company and
                            Lawrence Industries, Inc. (incorporated by reference from
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-04593)).
          10.2           -- Office Lease Agreement by and between the Company as
                            lessee and Lawrence International, Inc. as lessor
                            (incorporated by reference from the Company's
                            Registration Statement on Form S-1 (File No. 333-04593)).
          10.3           -- Registration Rights Agreement by and between the Company and Lawrence Industries, Inc. (incorporated by reference
                            from the Company's Registration Statement on Form S-1
                            (File No. 333-04593)).
         +10.4           -- Dailey Petroleum Services Corp. 1996 Key Employee Stock
                            Plan (incorporated by reference from the Company's
                            Registration Statement on Form S-1 (File No. 333-04593)).
         +10.5           -- Dailey Petroleum Services Corp. 1996 Non-Employee
                            Director Stock Option Plan (incorporated by reference
                            from the Company's Registration Statement on Form S-1
                            (File No. 333-04593)).
          10.6           -- Tax Allocation Agreement by and between the Company and
                            Lawrence Industries, Inc. (incorporated by reference from
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-04593)).
          10.7           -- Form of Indemnification Agreement between the Company and its directors. (incorporated by reference from the
                            Company's Registration Statement on Form S-1 (File No.
                            333-04593)).
          10.8           -- Form of Indemnification Agreement between the Company and its directors. (incorporated by reference from the
                            Company's Registration Statement on Form S-1 (File No.
                            333-04593)).
          10.9           -- Stock Purchase and Sale Agreement dated May 8, 1997 (the
                            "Stock Purchase Agreement"), by and among the Company,
                            ADI, the Shareholders of ADI, and the Preferred
                            Shareholders of Air Drilling Services, Inc. (incorporated
                            by reference from the Company's Current Report on Form
                            8-K dated June 20, 1997).
          10.10          -- First Amendment to Stock Purchase Agreement dated May 30,
                            1997, by and among the Company, ADI, the Shareholders of
                            ADI, and the Preferred Shareholders of Air Drilling
                            Services, Inc. (incorporated by reference from the
                            Company's Current Report on Form 8-K dated June 20,
                            1997).
          10.11          -- Escrow Agreement dated June 20, 1997, by and among the
                            Company, the Shareholders and Warrantholders of ADI (the
                            "Shareholders"), and U.S. Trust Company of Texas, N.A.
                            (the "Escrow Agent") (incorporated by reference from the
                            Company's Current Report on Form 8-K dated June 20,
                            1997).
          10.12          -- Third Amended and Restated Loan Agreement dated June 20,
                            1997 (the "Loan Agreement"), by and between the Company,
                            the financial institutions from time to time a party
                            thereto, and Wells Fargo Bank (Texas), National
                            Association, as Agent. (incorporated by reference from
                            the Company's Current Report on Form 8-K dated June 20,
                            1997).

        EXHIBIT
         NUMBER                              TITLE OR DESCRIPTION
        -------                              --------------------
          10.13          -- Third Amended and Restated Commercial Security Agreement
                            dated June 20, 1997, between Wells Fargo Bank (Texas),
                            National Association, as Agent, the Banks from time to
                            time a party to the Loan Agreement and the Company.
                            (incorporated by reference from the Company's Current
                            Report on Form 8-K dated June 20, 1997).
          10.14          -- Form of Guaranty Agreement dated June 20, 1997 between
                            Wells Fargo Bank (Texas), National Association, as Agent,
                            the Banks from time to time a party to the Loan Agreement
                            and each of the following subsidiaries of the Company:
                            Dailey International, Inc., Dailey Petroleum Sales Corp.,
                            International Petroleum Sales Corp., Columbia Petroleum
                            Services Corp., Dailey Worldwide Oil Tools, Corp., Dailey
                            Environmental Remediation and Technologies, Inc., Air
                            Drilling International, Inc., Air Drilling Services,
                            Inc., Canadian Air Drilling Services Ltd., and Specialty
                            Testing and Consultants Ltd. (incorporated by reference
                            from the Company's Current Report on Form 8-K dated June
                            20, 1997).
          10.15          -- Form of Security Pledge Agreement dated June 20, 1997,
                            between Wells Fargo Bank (Texas), National Association,
                            as Agent, the Banks from time to time a party to the Loan
                            Agreement and each of the following: the Company; Air
                            Drilling International, Inc., and Air Drilling Services,
                            Inc. (incorporated by reference from the Company's
                            Current Report on Form 8-K dated June 20, 1997).
          10.16          -- Form of Subsidiary Commercial Security Agreement dated
                            June 20, 1997, between Wells Fargo Bank (Texas) National
                            Association, as Agent, the Banks from time to time a
                            party to the Loan Agreement and each of the following
                            subsidiaries of the Company: Dailey International, Inc.,
                            Dailey Petroleum Sales Corp., International Petroleum
                            Sales Corp., Columbia Petroleum Services Corp., Dailey
                            Worldwide Oil Tools, Corp., Dailey Environmental
                            Remediation and Technologies, Inc., Air Drilling
                            International, Inc., Air Drilling Services, Inc.,
                            Canadian Air Drilling Services Ltd., and Specialty
                            Testing and Consultants Ltd. (incorporated by reference
                            from the Company's Current Report on Form 8-K dated June
                            20, 1997).
         *10.17          -- Grant of Lease dated May 18, 1995, as amended on June 15,
                            1996, between Canadian Air Drilling Services, Ltd. and
                            Malhotra Enterprises, Ltd. for real property located at
                            Nisku Industrial Park, AB.
         *10.18          -- Industrial Lease Agreement dated 3 July 1996 between Air
                            Drilling Services, Inc. and Melodi Lane Investments, LLC
                            for property located at 2122 Melodi Lane, Casper,
                            Wyoming, as amended on June 20, 1997.
         *10.19          -- Master Equipment Lease Agreement dated July 3, 1996,
                            between Melodi Lane Investments, L.L.C., as lessor, and
                            Air Drilling Services, Inc. as lessee.
         *10.20          -- Obligation of Air Drilling Services, Inc., Canadian Air
                            Drilling Services Ltd., and Specialty Testing &
                            Consulting Ltd., under a certain Agreement dated February
                            1, 1993, to share equally in the payment of a certain
                            Promissory Note dated December 6, 1993 and issued by
                            Chaman Malhotra and Aruna Malhotra to Southern Pacific
                            Thrift and Loan Assn.
        +*10.21          -- Employment Agreement between the Company and James F.
                            Farr dated November 27, 1996.
        +*10.22          -- Employment Agreement between the Company and William D.
                            Sutton dated November 27, 1996.
        +*10.23          -- Employment Agreement between the Company and David T.
                            Tighe dated November 27, 1996.

        EXHIBIT
         NUMBER                              TITLE OR DESCRIPTION
        -------                              --------------------
        +*10.24          -- Employment Agreement between the Company and Chaman
                            Malhotra dated June 20, 1997.
        +*10.25          -- Employment Agreement between the Company and Tommy Ramsey dated June 20, 1997.
        +*10.26          -- Employment Agreement between the Company and J.D.
                            Lawrence dated November 27, 1996.
          10.27          -- $250,000 Promissory Note dated January 16, 1997, from
                            James F. Farr in favor of the Company (incorporated by
                            reference to the Company's Quarterly Report on Form 10-Q
                            for the three months ended January 31, 1997).
          10.28          -- Security Agreement dated January 16, 1997, between the
                            Company and James F. Farr (incorporated by reference to
                            the Company's Quarterly Report on Form 10-Q for the three
                            months ended January 31, 1997).
        +*10.29          -- Stock Option Agreement between the Company and Al Kite
                            dated April 23, 1997.
        +*10.30          -- Stock Option Agreement between the Company and Bernard
                            Duroc-Danner dated April 23, 1997.
          10.31          -- Form of Management Employment Agreement with John E.
                            Blacklaws (incorp-
                            orated by reference from the Company's Registration
                            Statement on Form S-1 (file No. 333-0593)
        +*10.32          -- First Amendment to Employment Agreement with John E.
                            Blacklaws dated February 17, 1997.
        +*10.33          -- Executive Employment Agreement dated July 18, 1997 with
                            Dwight Goolsbay.
        +*10.34          -- Executive Employment Agreement dated July 18, 1997 with
                            Martin Lyons.
        +*10.35          -- Management Employment Agreement dated July 18, 1997 with
                            Clet Brame.
        +*10.36          -- Executive Employment Agreement dated July 18, 1997.
        +*10.37          -- Equipment Lease Agreement dated November 1, 1996, as
                            amended, between Melhdra Enterprises and Specialty
                            Testing & Consulting, Ltd.
         *21.1           -- List of Subsidiaries of the Company.
         *23.1           -- Consent of Ernst & Young LLP.
         *27.1           -- Financial Data Schedule.

---------------

*  Filed herewith
+  Management Contract

     As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DAILEY PETROLEUM SERVICES CORP.

                                            By:      /s/ JAMES F. FARR
                                              ----------------------------------
                                                        James F. Farr
                                              President, Chief Executive Officer
                                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                         POSITION                      DATE
                        ----                                         --------                      ----

                 /s/ J. D. LAWRENCE                     Chairman of the Board                 July 29, 1997
-----------------------------------------------------
                   J. D. Lawrence

                  /s/ JAMES F. FARR                     President, Chief Executive Officer    July 29, 1997
-----------------------------------------------------     and Director
                    James F. Farr

                /s/ WILLIAM D. SUTTON                   Senior Vice President, General        July 29, 1997
-----------------------------------------------------     Counsel, Corporate Secretary and
                  William D. Sutton                       Director

                 /s/ DAVID T. TIGHE                     Vice President -- Finance and         July 29, 1997
-----------------------------------------------------     Director (Chief Accounting
                   David T. Tighe                         Officer)

              /s/ BERNARD DUROC-DANNER                  Director                              July 24, 1997
-----------------------------------------------------
                Bernard Duroc-Danner

                                                        Director                              July   , 1997
-----------------------------------------------------
                       Al Kite

                       CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................  F-2

Consolidated Financial Statements:
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Dailey Petroleum Services Corp.

     We have audited the accompanying consolidated balance sheets of Dailey Petroleum Services Corp. as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also include the consolidated financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dailey Petroleum Services Corp. at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                            ERNST & YOUNG LLP

Houston, Texas
June 27, 1997

                        DAILEY PETROLEUM SERVICES CORP.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  APRIL 30,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $15,200    $ 1,967
  Accounts receivable, net..................................   18,606     16,306
  Accounts receivable from officers and affiliates..........       --        436
  Prepaid expenses..........................................      346        422
  Deferred income taxes.....................................      597        389
  Other current assets......................................      907        153
                                                              -------    -------
          Total current assets..............................   35,656     19,673
Revenue-producing tools and inventory, net..................   37,488     29,208
Property and equipment, net.................................    5,622      5,326
Deferred income taxes.......................................    1,959      1,384
Accounts receivable from officer............................      250         --
Intangibles and other assets................................    1,384        287
                                                              -------    -------
          Total assets......................................  $82,359    $55,878
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $ 8,324    $ 6,749
  Accounts payable to affiliate.............................      442         --
  Income taxes payable......................................    3,241      1,749
  Short-term debt...........................................       --      1,300
  Current portion of long-term debt.........................    1,711      1,738
  Current portion of indebtedness to affiliate..............       --        660
                                                              -------    -------
          Total current liabilities.........................   13,718     12,196
Long-term debt..............................................    5,155      6,866
Long-term indebtedness to affiliate.........................       --      1,100
Other noncurrent liabilities................................      159         75
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares
     authorized; none issued................................       --         --
  Common stock, Class A, $0.01 par value; 20,000,000 shares
     authorized; 4,315,000 and 0 issued and outstanding at
     April 30, 1997 and 1996, respectively; Class B, $0.01
     par value; 10,000,000 shares authorized, 5,000,000
     shares issued and outstanding at April 30, 1997 and
     1996...................................................       93         50
  Treasury stock (24,000 shares)............................     (234)        --
  Paid-in capital...........................................   39,972      4,559
  Retained earnings.........................................   23,496     31,032
                                                              -------    -------
          Total stockholders' equity........................   63,327     35,641
                                                              -------    -------
          Total liabilities and stockholders' equity........  $82,359    $55,878
                                                              =======    =======

                            See accompanying notes.

                        DAILEY PETROLEUM SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED APRIL 30,
                                                            --------------------------------------
                                                               1997          1996          1995
                                                            ----------    ----------    ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Rental income...........................................   $  49,497     $  42,987     $  36,691
  Sales of products and services..........................      16,954        15,952        12,172
                                                             ---------     ---------     ---------
                                                                66,451        58,939        48,863
Costs and expenses:
  Cost of rentals.........................................      37,655        33,019        29,685
  Cost of products and services...........................       8,890         7,927         6,889
  Selling, general and administrative.....................      11,893        12,083         9,607
  Non-cash compensation...................................       2,807            --            --
  Research and development................................         850           728           775
                                                             ---------     ---------     ---------
                                                                62,095        53,757        46,956
                                                             ---------     ---------     ---------
Operating income..........................................       4,356         5,182         1,907
Other (income) expense:
  Interest income.........................................        (640)         (104)          (60)
  Interest expense -- nonaffiliates.......................         671           785           841
  Interest expense -- affiliate...........................         162           182           220
  Foreign exchange (gain) loss............................          19           239           (90)
  Other, net..............................................         169            39           190
                                                             ---------     ---------     ---------
Income before income taxes................................       3,975         4,041           806
Provision for income taxes................................       1,511         1,427           838
                                                             ---------     ---------     ---------
Net income (loss).........................................   $   2,464     $   2,614     $     (32)
                                                             =========     =========     =========
Earnings (loss) per share.................................   $     .30                   $    (.01)
                                                             =========                   =========
Pro forma earnings per share..............................                 $     .40
                                                                           =========
Weighted average shares outstanding.......................   8,094,880                   5,360,000
Pro forma weighted average shares outstanding.............                 6,610,000

                            See accompanying notes.

                        DAILEY PETROLEUM SERVICES CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       CLASS A   CLASS B                                       TOTAL
                           PREFERRED   COMMON    COMMON    TREASURY   PAID-IN   RETAINED   STOCKHOLDERS'
                             STOCK      STOCK     STOCK     STOCK     CAPITAL   EARNINGS      EQUITY
                           ---------   -------   -------   --------   -------   --------   -------------
                                                          (IN THOUSANDS)
Balance at May 1, 1994 as
  restated (Note 1)......     $--        $--       $50      $  --     $ 4,559   $ 28,450     $ 33,059
  Net loss...............      --         --        --         --          --        (32)         (32)
                              ---        ---       ---      -----     -------   --------     --------
Balance at April 30,
  1995...................      --         --        50         --       4,559     28,418       33,027
  Net income.............      --         --        --         --          --      2,614        2,614
                              ---        ---       ---      -----     -------   --------     --------
Balance at April 30,
  1996...................      --         --        50         --       4,559     31,032       35,641
  Net income.............      --         --        --         --          --      2,464        2,464
  Dividend (Note 1)......      --         --        --         --          --    (10,000)     (10,000)
  Net proceeds from sale
     of stock............      --         39        --         --      27,610         --       27,649
  Capital contribution...      --         --        --         --       5,000         --        5,000
  Purchases of treasury
     stock...............      --         --        --       (234)         --         --         (234)
  Provision for stock
     awards..............      --          4        --         --       2,803         --        2,807
                              ---        ---       ---      -----     -------   --------     --------
Balance at April 30,
  1997...................     $--        $43       $50      $(234)    $39,972   $ 23,496     $ 63,327
                              ===        ===       ===      =====     =======   ========     ========

                            See accompanying notes.

                        DAILEY PETROLEUM SERVICES CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED APRIL 30,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)..........................................  $  2,464    $  2,614    $    (32)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization............................     6,593       5,726       5,428
  Deferred income taxes....................................      (783)       (816)       (487)
  Provision for doubtful accounts receivable...............       305         256         321
  (Gain) loss on sale and disposition of property and
     equipment.............................................       159           6          (9)
  Provision for stock awards...............................     2,807          --          --
  Changes in operating assets and liabilities:
     Accounts receivable -- trade..........................    (2,605)     (2,498)       (663)
     Accounts receivable from/payable to officers and
       affiliates..........................................       628        (538)       (711)
     Prepaid expenses and other............................      (972)        347          (3)
     Accounts payable and accrued liabilities..............     1,575        (932)      2,458
     Income taxes payable..................................     1,492         741        (319)
                                                             --------    --------    --------
Net cash provided by operating activities..................    11,663       4,906       5,983
INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory.........   (21,825)    (12,173)    (13,396)
Inventory transferred to cost of rentals...................     5,913       5,521       4,739
Revenue-producing tools lost in hole, abandoned, and
  sold.....................................................     1,983       2,551       2,073
Additions to property and equipment........................      (660)       (883)     (1,619)
Proceeds from sale of property and equipment...............       126         916         473
Acquisition................................................    (1,584)         --          --
                                                             --------    --------    --------
Net cash used in investing activities......................   (16,047)     (4,068)     (7,730)
FINANCING ACTIVITIES:
Proceeds from the issuance of debt.........................       400       1,300          --
Payments on outstanding debt...............................    (5,198)     (1,967)     (1,074)
Payment of promissory note.................................    (5,000)         --          --
Purchase of treasury stock.................................      (234)         --          --
Net proceeds from sale of common stock.....................    27,649          --          --
                                                             --------    --------    --------
Net cash provided by (used in) financing activities........    17,617        (667)     (1,074)
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........    13,233         171      (2,821)
Cash and cash equivalents at beginning of year.............     1,967       1,796       4,617
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 15,200    $  1,967    $  1,796
                                                             ========    ========    ========

                            See accompanying notes.

                        DAILEY PETROLEUM SERVICES CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

1. ORGANIZATION AND PUBLIC OFFERING

     The accompanying consolidated financial statements reflect the operations of Dailey Petroleum Services Corp., a Delaware corporation, which was merged with Dailey Corporation (which changed its name to Dailey Petroleum Services Corp.) in June 1996. New Dailey Petroleum Services Corp. and its predecessor, Dailey Petroleum Services Corp., are hereinafter referred to as the "Company" or "Dailey."

     The Company provides directional drilling services and designs, manufactures and rents technologically-advanced downhole tools for oil and gas drilling and workover applications. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. The Company operates in one business segment.

     Prior to June 1996, Dailey was a wholly owned subsidiary of Lawrence Industries, Inc. ("Lawrence"). In June 1996, in preparation for the initial public offering of Class A Common Stock of Dailey, Lawrence reorganized its ownership of the Company into a holding company structure through a forward triangular merger of Dailey Petroleum Services Corp., into a newly-formed, wholly-owned indirect subsidiary of Lawrence, Dailey Corporation (the "Reorganization"). Following the Reorganization, Dailey Corporation changed its name to Dailey Petroleum Services Corp. The effect of the forward triangular merger has been reflected retroactively in the accompanying financial statements. In August 1996, the Company completed its initial public offering of 3,910,000 shares of Class A Common Stock (the "IPO").

     Dailey's Restated Certificate of Incorporation provides for three classes of stock: Class A Common Stock, $.01 par (20,000,000 shares authorized, 4,315,000 issued and outstanding) ("Class A Common Stock"), Class B Common Stock, $.01 par (10,000,000 shares authorized, 5,000,000 shares issued and outstanding) ("Class B Common Stock"), and Preferred Stock, $.01 par (5,000,000 shares authorized, none issued or outstanding). The Board of Directors is empowered to authorize the issuance of Preferred Stock in one or more series and to fix the rights, powers, preferences and limitations of each series. A holder of Class B Common Stock may convert its Class B Common Stock into Class A Common Stock at any time at the ratio of one share of Class A Common Stock for each share of Class B Common Stock. In the event of liquidation, holders of Class A Common Stock and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company available for distribution. In addition, shares of Class B Common Stock convert automatically into a like number of shares of Class A Common Stock upon the sale or transfer of such shares to a person or entity that is not a member of the Lawrence Group (as defined in the Company's Restated Certificate of Incorporation).

     In connection with the IPO, the Company issued 3,910,000 shares of Class A Common Stock. Net proceeds from the sale of the stock were $27.6 million. The Company used $5.0 million of the proceeds from the IPO to repay the outstanding balance of a $10.0 million promissory note, which was incurred in connection with a dividend declared on June 27, 1996 (the "Dividend"). Prior to commencement of the IPO, the Company's sole stockholder contributed to the capital of the Company $5.0 million of the outstanding principal of such note. The statements of operations for the 1996 fiscal period include pro forma per share data which gives effect to the number of shares from which proceeds would have been used to pay the Dividend (an additional 1,250,000 shares assuming a per share offering price of $8.00, thus earnings per share for the year ended April 30, 1996, were based on 6,610,000 shares of Common Stock outstanding). Historical earnings per share excluding the pro forma effect of the dividend was $0.49 per share for the year ended April 30, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

                        DAILEY PETROLEUM SERVICES CORP.

     The Company has historically had significant transactions with Lawrence and its affiliates which are reflected in the accompanying financial statements on the basis established between the Company and Lawrence. See Notes 6, 7, and 10.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all investments with a maturity of three months or less when purchased to be cash and cash equivalents.

  Accounts Receivable

     Accounts receivable are net of allowances for doubtful accounts of $1,476,000 in 1997 and $1,325,000 in 1996.

  Revenue-Producing Tools and Inventory

     Revenue-producing tools and inventory are stated at cost utilizing the first-in, first-out method. Revenue-producing tools are depreciated on the straight-line method over their estimated useful lives of 5 to 7 years. Tools lost in hole and billed to customers and tools abandoned are included in sales of products and services and the related write-off of the tools' net book values are included in costs of products and services in the accompanying consolidated statements of operations.

     Tools manufactured and assembled are transferred to revenue-producing tools as completed at the total cost of components, subassemblies, expendable parts, direct labor and indirect costs of each tool. For U.S. locations and international distribution centers, components, subassemblies and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Components, subassemblies and expendable parts are expensed when shipped to all international locations other than distribution centers.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method over the estimated useful lives of 5 to 30 years for buildings and improvements, 3 to 10 years for machinery and equipment, 4 to 10 years for furniture and fixtures and 3 to 7 years for other property and equipment.

     Maintenance and repairs are charged to expense as incurred. Major repairs and improvements are capitalized and depreciated. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts and any gain or loss is recognized in operations.

  Intangible Assets

     Patents, goodwill and other intangibles are amortized over 13 to 40 years and had a net book value of $1,384,000 and $287,000 at April 30, 1997 and 1996, respectively. In March 1997, Dailey acquired certain business assets for $1.6 million including approximately $750,000 of goodwill.

                        DAILEY PETROLEUM SERVICES CORP.

  Impairment of Long-Lived Assets

     The carrying value of long-lived assets, principally revenue-producing tools, goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset.

  Stock Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to use the "intrinsic value based method" of accounting for its stock option plans. This method does not result in the recognition of compensation expense at the time employee stock options are granted, if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. (See Note 12).

  Income Taxes

     The accompanying consolidated financial statements reflect deferred income taxes on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect. An impairment evaluation, with reserves recorded as necessary for any tax benefit not expected to be realized, is required of deferred tax assets. A current tax expense or benefit is recognized for estimated taxes payable or refundable for the current year.

     The Company was included in the consolidated U.S. federal income tax return of Lawrence for taxable periods ending on the closing of the IPO. The Company and Lawrence are jointly and severally liable with respect to taxes related to periods prior to the IPO. The Company and its subsidiaries currently file separate income tax returns. The accompanying consolidated financial statements reflect the income tax provisions of the Company on a separate return basis for all years with no U.S. federal tax operating loss, tax credit, or foreign credit carryforwards generated prior to May 1, 1988 allocated to the Company by Lawrence.

     Pursuant to the Tax Allocation Agreement entered into by the Company and Lawrence, the Company paid to Lawrence an amount equal to the federal income tax computed on the Company's (and its subsidiaries) taxable income less any tax credits generated by the Company or its subsidiaries. The Tax Allocation Agreement applies to the Company for all years in which the Company (or any predecessor) is or was included in the Lawrence consolidated federal income tax return. To the extent a state or other taxing jurisdiction requires or permits a consolidated, combined or unitary tax return to be filed by Lawrence and its affiliates and such return includes the Company, the principles expressed with respect to the consolidated federal tax allocation will apply.

  Foreign Currency Translation

     The U.S. dollar is the functional currency for all operations. Accordingly, foreign currency translation gains and losses are recognized in the consolidated statements of operations.

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for financial statements issued for periods ending after December 15, 1997. At such time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The method of calculating fully diluted earnings per share will remain

                        DAILEY PETROLEUM SERVICES CORP.

unchanged. The impact of Statement 128 is expected to result in an increase in primary earnings per share for the year ended April 30, 1997 of $.01 and no change for the year ended April 30, 1996.

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the current year presentation.

3. REVENUE-PRODUCING TOOLS AND INVENTORY

                                                                   APRIL 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                                                   (IN THOUSANDS)
Revenue-producing tools.....................................  $ 56,622   $ 48,024
Accumulated depreciation....................................   (32,503)   (29,740)
                                                              --------   --------
                                                                24,119     18,284
Inventory:
  Components, subassemblies and expendable parts............    11,293      9,096
  Rental tools and expendable parts under production........     1,261      1,058
  Raw materials.............................................       815        770
                                                              --------   --------
                                                                13,369     10,924
                                                              --------   --------
     Revenue-Producing Tools and Inventory..................  $ 37,488   $ 29,208
                                                              ========   ========

4. PROPERTY AND EQUIPMENT

                                                                   APRIL 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                                                   (IN THOUSANDS)
Land........................................................  $  1,072   $  1,271
Buildings and improvements..................................     5,758      5,985
Machinery and equipment.....................................    13,579     15,377
Furniture and fixtures......................................     1,278      1,579
Other.......................................................     1,191        593
                                                              --------   --------
                                                                22,878     24,805
Accumulated depreciation....................................   (17,256)   (19,479)
                                                              --------   --------
     Property and Equipment.................................  $  5,622   $  5,326
                                                              ========   ========

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                   APRIL 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                                                   (IN THOUSANDS)
Trade accounts payable......................................  $  3,647   $  2,601
Accrued salaries and vacation...............................     1,961      1,778
Agent commissions payable...................................       706        774
Accrued expenses and other..................................     2,010      1,596
                                                              --------   --------
     Accounts Payable and Accrued Liabilities...............  $  8,324   $  6,749
                                                              ========   ========

                        DAILEY PETROLEUM SERVICES CORP.

6. RELATED PARTY TRANSACTIONS

     The accompanying consolidated statements of operations include annual rental charges from Lawrence for a corporate office facility and a manufacturing and service center facility. See Note 10.

     The affiliate balances, other than the amounts included in long-term debt, are non-interest bearing and have no fixed repayment terms.

     The Company provided Lawrence and certain of its affiliates with various administrative and management services including cash management, accounting, tax, data processing, human resources and legal services in 1997, 1996 and 1995. During 1996 and 1995, the Company also utilized from time to time aircraft owned by a Lawrence subsidiary. Prior to 1997, the Company did not charge Lawrence for these administrative and management services or reimbursed Lawrence for use of the aircraft because the effect of not recording the fair values of these services rendered less services received was not significant. In 1997, the Company charged Lawrence a net of $68,000 as fair value for these services.

     The Company participates in the "Lawrence Companies Retirement Plan", a defined contribution pension plan, covering all Dailey employees. Contributions are determined as 50% of the employee's contribution up to 2% of the employee's total compensation. Amounts charged to pension costs and contributed to the plan in 1997, 1996 and 1995 totaled $203,000, $178,000 and $152,000, respectively.

7. BORROWING ARRANGEMENTS

     Long-term debt consisted of the following:

                                                                 APRIL 30,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
                                                               (IN THOUSANDS)
Note payable to a bank, monthly interest payments at a fixed rate of 7.9% (See below); monthly principal payments of
  $138,889 through December 1999, with increasing principal
  payments through the maturity date of December 2000.......  $6,778    $8,444
Note payable to affiliates, monthly principal payments of
  $55,000 plus interest at 8.0%.............................      --     1,760
Other.......................................................      88       160
                                                              ------    ------
                                                               6,866    10,364
Less current portion of long-term debt......................   1,711     2,398
                                                              ------    ------
          Total long-term debt..............................  $5,155    $7,966
                                                              ======    ======

     The note payable to a bank includes, among other things, provisions relative to maintenance of working capital balances, limitations on additional borrowing, debt coverage requirements and restrictions on payment of dividends. The note payable to a bank is collateralized by a majority of the Company's assets and a portion of other notes payable is collateralized by equipment purchased.

     In conjunction with the $10.0 million note payable to a bank and to limit interest rate exposure, the Company entered into an interest rate swap, which converted the floating interest rate to a fixed rate of 7.9% maturing in December 2000.

     Interest paid during the years ended April 30, 1997, 1996 and 1995 amounted to $858,000, $956,000 and $1,128,000, respectively.

     In December 1995, the Company entered into a $3.0 million revolving credit facility with a bank on December 15, 1995 amended as of June 5, 1996 which provided interest at the prime rate with an option to convert to a LIBOR-based rate plus 2.0%. In December 1996, this revolving credit facility was extended through December 1997. At April 30, 1997, the Company had no outstanding borrowings. The obligations of

                        DAILEY PETROLEUM SERVICES CORP.

the Company to the bank are collateralized by substantially all of the Company's property, equipment, inventory, intellectual property and receivables. The credit facility contains certain restrictive covenants and customary events of default and conditions to the bank's obligation to make advances to the Company.

     On June 20, 1997, the note payable to a bank was amended to increase the outstanding principal balance of the term loan to $41.5 million and the outstanding principal balance of advances made pursuant to the revolving line of credit to $4.0 million. Principal payments on the term loan are $350,000 quarterly through July 1998, with increasing payments thereafter until maturity on June 30, 2002, at which time the obligation of the bank to make revolving credit advances also terminates. Interest on the term loan and revolving credit advances is variable and will fluctuate at a variable margin over the bank's prime rate or at a LIBOR-based rate. Both interest rates can fluctuate based on leverage ratios. On June 23, 1997, the date of funding, the average interest rate on revolving advances was 8.0%. Borrowings under the revolving credit facility are limited to the lesser of $15.0 million or a loan formula based upon the receivable level of eligible accounts receivable. The note payable to the bank contains certain restrictive covenants and customary events of default and conditions to the bank's obligation to make advances.

8. INCOME TAXES

                                                              YEAR ENDED APRIL 30,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Income (loss) before income taxes:
  U.S. operations......................................    $3,858    $4,072    $1,443
  Foreign operations...................................       117       (31)     (637)
                                                           ------    ------    ------
     Income (loss) before income taxes.................    $3,975    $4,041    $  806
                                                           ======    ======    ======
Income tax provision:
  U.S. current.........................................    $  679    $  941    $  737
  Foreign current......................................     1,358     1,302       588
  U.S. deferred........................................      (783)     (816)     (487)
  State and local current..............................       257        --        --
                                                           ------    ------    ------
     Income tax provision..............................    $1,511    $1,427    $  838
                                                           ======    ======    ======

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the components of deferred tax liabilities and assets are as follows:

                                                                   APRIL 30,
                                                                ----------------
                                                                 1997      1996
                                                                ------    ------
                                                                 (IN THOUSANDS)
Deferred tax liabilities:
  Revenue-producing tools and property and equipment........    $  683    $  662
                                                                ------    ------
          Total deferred tax liabilities....................       683       662
Deferred tax assets:
  Stock award -- salary expense.............................       399        --
  Net operating loss carryforward...........................        --     1,547
  Provision for doubtful accounts receivable................       544       504
  Uniform capitalization costs..............................     1,272     1,053
  Vacation and workers' compensation accruals...............       418       389
  Foreign tax credit carryforward...........................     1,661        --
                                                                ------    ------
          Total deferred tax assets.........................     4,294     3,493
Valuation allowance for deferred tax assets.................    (1,055)   (1,058)
                                                                ------    ------
                                                                 3,239     2,435
                                                                ------    ------
Net deferred tax assets.....................................    $2,556    $1,773
                                                                ======    ======

                        DAILEY PETROLEUM SERVICES CORP.

     The difference between the United States statutory rate and the Company's effective income tax rate is reconciled as follows:

                                                                    APRIL 30,
                                                              ----------------------
                                                              1997    1996     1995
                                                              ----    -----    -----
United States statutory rate..............................    34.0%    34.0%    34.0%
Increases (reductions) in tax rate resulting from:
  Meals and entertainment.................................     2.7      2.2     10.7
  State taxes.............................................     4.2       --       --
  Dissolution of partnership..............................      --     20.0       --
  Benefit of net operating loss carryforward..............      --    (23.2)      --
  Foreign losses..........................................     3.1      2.6     41.4
  Other...................................................    (6.0)     (.3)    17.9
                                                               ---    -----    -----
     Effective income tax rate............................    38.0%    35.3%   104.0%
                                                               ===    =====    =====

     For income tax reporting at April 30, 1997 the Company has foreign tax credit carryforwards of approximately $1,661,000, which will begin to expire in the fiscal year ending April 30, 2000. The valuation allowance relates to deferred tax assets established for the net operating loss, provision for doubtful accounts receivable and foreign tax credit carryforward. No other valuation allowances were considered necessary. The change in the valuation allowance is due to the utilization of prior year net operating loss carryforward and the establishment of an allowance for foreign tax credit carryforwards. Based on the earnings history, it is expected that future taxable income will be more than sufficient to utilize the remaining deductible temporary differences.

     No provision is made for U.S. income and foreign withholding taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.

     Income taxes paid during 1997, 1996 and 1995 were $608,000, $538,000 and $917,000, respectively.

9. ROYALTIES

     In 1986, the Company purchased the design, patents and rights to certain hydraulic tools and entered into a royalty agreement with the seller which expires in 1999 and 2003 as to the covered hydraulic drilling and fishing jars, respectively. Royalty agreements were executed between the Company and the royalty owner in 1993 and 1994 on newly issued methods and apparatus patents related to a double-acting drilling accelerator and improvements to hydraulic drilling jars. In March 1994, the royalty agreements were amended to cap royalties at 5.0% of annual net rental revenues derived from the hydraulic drilling and fishing jars and double-acting drilling accelerators through December 1999, with the royalty percentage decreasing to 4.0% from January 2000 to expiration of the applicable patents. Upon expiration of the patents, no royalties will be required. The amended agreement also revised the 1.0% royalty paid on net lost-in-hole revenue for the original hydraulic drilling jar patent to the 2.0% provided in subsequent royalty agreements. For the years ended April 30, 1997, 1996 and 1995, the accompanying consolidated statements of operations include royalty expense of $879,000, $843,000 and $826,000, respectively, excluding the $250,000 related to the amended royalty agreement. The owner of the royalty was an officer of the Company until October 1994.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases office space, transportation equipment and other property under noncancelable operating leases with third parties and a corporate office facility and manufacturing and service center facility

                        DAILEY PETROLEUM SERVICES CORP.

with Lawrence. See Note 6. Future minimum lease commitments under noncancelable operating leases at April 30, 1997 are as follows:

                                                        THIRD PARTY    LAWRENCE    TOTAL
                                                        -----------    --------    ------
                                                                 (IN THOUSANDS)
1998................................................      $  649        $  915     $1,564
1999................................................         302           951      1,253
2000................................................         236           969      1,205
2001................................................         221           989      1,210
2002................................................         221            --        221
Thereafter..........................................         520            --        520
                                                          ------        ------     ------
                                                          $2,149        $3,824     $5,973
                                                          ======        ======     ======

     Rental expense under operating leases with third parties, inclusive of month-to-month rentals, totaled $2,184,000, $2,436,000 and $1,700,000 in 1997,
1996 and 1995, respectively, and with Lawrence totaled $915,000, $1,306,000 and $1,244,000 in 1997, 1996 and 1995, respectively and are included in selling general and administrative expenses and cost of rentals.

     The Company is the defendant in various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the consolidated financial statements of the Company. The Company is also the plaintiff in certain actions defending its patents and proprietary designs.

11. CONCENTRATIONS OF CREDIT RISK AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company is subject to credit risk and other risks inherent in international operations. Generally, in excess of 50% of the Company's receivables are due from oil and gas exploration companies and drilling contractors operating in countries other than the United States and from the Company's international agents. United States receivables are generally due from major oil and gas exploration and drilling contractors throughout the oil field areas of the United States. The Company routinely monitors its cash and receivable positions with customers and international agents.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long- and short-term debt and interest rate swap: The carrying amount of the Company's borrowings under its short-term revolving note payable approximates fair value. The fair values of the Company's long-term debt and interest rate swap are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company's long-term debt approximated the fair values at April 30, 1997 and 1996.

                        DAILEY PETROLEUM SERVICES CORP.

12. STOCK OPTIONS AND AWARDS

     Prior to the IPO, the Company established its 1996 Key Employee Stock Plan (the "1996 Plan") and its 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"). The 1996 Plan and the 1996 Director Plan (the "Plans") have 900,000 shares authorized for the granting of options or restricted stock to management personnel and 100,000 shares authorized for the granting of options to directors, respectively.

     The Company applied Accounting Principals Board Opinion 25 ("APB25") and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized in 1997 for either plan. Based on information available at the grant date, the Company estimated a four year expected life for all options granted during the year, volatility of .53 and risk free interest rates ranging from 6.03% to 6.70%. The Company does not presently anticipate issuing dividends in the future. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method available under SFAS 123, the Company's net income and earnings per share for 1997 would have been reduced to the pro forma amounts listed below. There were no options issued in 1996 or 1995.

                                                                             1997
                                                                            ------
Net Income                                                    As reported   $2,464
                                                              Pro forma     $1,114
Earnings per share                                            As reported   $  .30
                                                              Pro forma     $  .14

     Stock options under the Plans are for Class A Common Stock and have exercise prices equal to fair market values at dates of grant. Options issued under the 1996 Plan may not be exercised within six months of, nor after ten years from, the date of grant. Options issued under the 1996 Director Plan may not be exercised within one year of, nor after ten years from, the date of grant. The average remaining contractual life of options outstanding is approximately ten years. Option activity for the year ended April 30, 1997 was as follows:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF OPTIONS    EXERCISE PRICE
                                                       -----------------   ----------------
Outstanding at April 30, 1996........................             0             $   0
  Granted
     1996 Plan -- at fair values from $8.00 to
       $10.75........................................       513,328              8.36
     1996 Director Plan -- at fair value of $8.88....        20,000              8.88
     Other -- at fair value of $6.50.................        20,000              6.50
  Forfeiture
     1996 Plan -- at fair value of $8.00.............       (19,199)             8.00
                                                            -------            ------
Outstanding at April 30, 1977........................       534,129             $8.32
                                                            =======            ======

     Of the 553,328 options granted, 20,000 were not granted under the Plans and have an exercisable life between one and five years from the date of grant. Of the 534,129 options outstanding at April 30, 1997, 374,124 were exercisable.

     Immediately following the IPO, restricted stock awards totaling 360,000 of Class A Common Stock were granted to key officers. In October 1996, a restricted stock award of 45,000 Class A Common Stock was granted to an executive officer. Awards do not require any payment by the executive officers and were to vest over a three year period. Subsequently, the Board approved accelerated vesting of the 405,000 shares of restricted stock awards which resulted in the Company recognizing $2.8 million in non-cash compensation expense during 1997. Restricted stock activity for the year ended April 30, 1997 was as follows:

                        DAILEY PETROLEUM SERVICES CORP.

                                                                  NUMBER OF
                                                              RESTRICTED SHARES
                                                              -----------------
Outstanding at April 30, 1996...............................      $       0
  Granted at fair values of $8.00 and $9.00.................        405,000
  Forfeiture................................................              0
  Vested....................................................       (349,803)
                                                                  ---------
Outstanding at April 30, 1977...............................      $  55,197
                                                                  =========

     The costs associated with these awards are treated the same under APB25 and SFAS123 and are expensed in the period granted. These expenses are not reflected in the pro forma information above as they are included in the reported balances.

13. SUBSEQUENT EVENTS

     On June 20, 1997, the Company consummated the acquisition (the "ADI Acquisition") of Air Drilling International, Inc. ("ADI"). Dailey acquired ADI for $46.4 million, including the repayment of approximately $16.8 million in indebtedness. As a result of the ADI Acquisition, the Company became a leading worldwide provider of air drilling services for underbalanced drilling applications.

     In June 1997, following the ADI Acquisition, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations (the "Management Reorganization"). As a result of such program, the Company expects to incur a $2.8 million restructuring charge during the first quarter of the year ended April 30, 1998 associated primarily with staff reductions and severance settlements and various reorganization costs. The Company expects the Management Reorganization to result in annual savings of approximately $1.8 million. The Company is contemplating the private placement of $100 million of senior unsecured notes during the year ended April 30, 1998. It is anticipated the funds will be used to extinguish existing bank financing, to finance potential acquisitions, and to expand the fleet of revenue producing tools.

14. INDUSTRY SEGMENT AND DOMESTIC AND INTERNATIONAL OPERATIONS

     The Company operates in one business segment, providing directional drilling services and technologically-advanced downhole tools for oil and gas drilling and workover applications.

     Export revenues to unaffiliated customers included in domestic sales were $977,000, $1,833,000 and $274,000 in 1997, 1996 and 1995, respectively.

     Revenues by geographic area are as follows:

                                                            YEAR ENDED APRIL 30,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Domestic..............................................  $40,223    $34,370    $29,607
Europe................................................    7,297      7,349      7,090
West Africa...........................................    2,559      2,059      1,446
Latin America.........................................   11,670     11,032      6,024
Middle East...........................................    1,036        563        511
Southeast Asia........................................    3,666      3,566      4,185
                                                        -------    -------    -------
          Total.......................................  $66,451    $58,939    $48,863
                                                        =======    =======    =======

                        DAILEY PETROLEUM SERVICES CORP.

     Operating income by geographic area is as follows:

                                                            YEAR ENDED APRIL 30,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Domestic..............................................  $ 8,833    $ 8,025    $ 3,639
Europe................................................    2,665      2,424      2,512
West Africa...........................................    1,292        860        286
Latin America.........................................      855      1,434        812
Middle East...........................................      222        413        (15)
Southeast Asia........................................    1,176        916      1,645
Corporate(A)..........................................  (10,687)    (8,890)    (6,972)
                                                        -------    -------    -------
          Total.......................................  $ 4,356    $ 5,182    $ 1,907
                                                        =======    =======    =======

---------------

(A) Corporate operating losses include general and administrative costs such as accounting, systems, data processing, legal and other costs which support all operations of the Company.

     Identifiable assets by geographic area are as follows:

                                                              YEAR ENDED APRIL 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Domestic....................................................   $39,000     $30,931
Europe......................................................     7,992       7,617
West Africa.................................................     1,539       1,631
Latin America...............................................     9,465       7,972
Middle East.................................................       668         242
Southeast Asia..............................................     3,157       3,620
Corporate...................................................    20,538       3,865
                                                               -------     -------
          Total.............................................   $82,359     $55,878
                                                               =======     =======

                        DAILEY PETROLEUM SERVICES CORP.

15. QUARTERLY INFORMATION

     Selected unaudited quarterly data are as follows:

                                                           FOR THE QUARTER ENDED
                                         ----------------------------------------------------------
                                          JULY 31       OCTOBER 31       JANUARY 31       APRIL 30
                                         ---------     ------------     ------------     ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND COMMON STOCK PRICE)
FISCAL 1997
Operating revenues.....................    $16,758        $17,155          $17,483(b)      $15,057(b)
Operating income.......................      1,801          2,060            1,160(a)         (665)(a)
Net income (loss)......................        962          1,318              785(a)         (601)(a)
Per share:
  Net income (loss)....................       0.15           0.15             0.08            (.06)
  Dividends............................       0.00           0.00             0.00            0.00
Common stock price:
  High.................................        n/a          10.75            11.00           10.50
  Low..................................        n/a           8.00             9.00            5.38
FISCAL 1996
Operating revenues.....................    $15,479        $14,100          $14,602         $14,758
Operating income.......................      1,840          1,337              745           1,260
Net income.............................        997            640              376             601
Per share (pro forma):
  Net income (loss)....................       0.15           0.10             0.06            0.09
  Dividends............................       0.00           0.00             0.00            0.00
Common stock price:
  High.................................        n/a            n/a              n/a             n/a
  Low..................................        n/a            n/a              n/a             n/a

---------------

(a) Reflects the impact of noncash compensation expense during the period of $894,000 pretax and $572,000 after tax in the third quarter and $1.9 million pretax and $1.3 million after tax in the fourth quarter.

(b) Reflects the utilization of additional downhole tools manufactured and acquired with proceeds from the IPO.

Note: All financial data and per share data for quarters prior to August 14, 1996 (the effective date of the IPO) represents pro forma information as the Company was a wholly owned subsidiary of Lawrence. As a result, no common stock prices were available for the respective periods.

                        DAILEY PETROLEUM SERVICES CORP.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                                           BALANCE    ---------------------
                                                              AT      CHARGED TO   CHARGED                  BALANCE
                                                          BEGINNING   COSTS AND    TO OTHER                AT END OF
                                       DESCRIPTION        OF PERIOD    EXPENSES    ACCOUNTS   WRITE-OFFS     PERIOD
                                       -----------        ----------  ----------   --------   ----------   ----------
Fiscal year ended April 30, 1995  Allowance for Bad Debt  $1,310,000   $321,000        0       $(275,000)  $1,356,000
                                                          ==========   ========       ==       =========   ==========
                                  Inventory Reserve       $  952,000          0        0       $ (60,000)  $  892,000
                                                          ==========   ========       ==       =========   ==========
Fiscal year ended April 30, 1996  Allowance for Bad Debt  $1,356,000   $256,000        0       $(287,000)  $1,325,000
                                                          ==========   ========       ==       =========   ==========
                                  Inventory Reserve       $  892,000          0        0       $ (88,000)  $  804,000
                                                          ==========   ========       ==       =========   ==========
Fiscal year ended April 30, 1997  Allowance for Bad Debt  $1,325,000   $305,000        0       $(154,000)  $1,476,000
                                                          ==========   ========       ==       =========   ==========
                                  Inventory Reserve       $  804,000          0        0       $(242,000)  $  562,000
                                                          ==========   ========       ==       =========   ==========

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Restated Certificate of Incorporation (incorporated by
                            reference from the Company's Registration Statement on
                            Form S-1 (File No. 333-04593)).
           3.2           -- Restated Bylaws of the Company (incorporated by reference from the Company's Registration Statement on Form S-1
                            (File No. 333-04593)).
           4.1           -- Form of Class A Common Stock Certificate (incorporated by reference from the Company's Registration Statement on
                            Form S-1 (File No. 333-04593)).
           4.2           -- See Exhibits 3.1 and 3.2 for provisions of the Restated
                            Certificate of Incorporation and Restated Bylaws of the
                            Company defining the rights of the holders of Class A
                            Common Stock.
          10.1           -- Relationship Agreement by and between the Company and
                            Lawrence Industries, Inc. (incorporated by reference from
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-04593)).
          10.2           -- Office Lease Agreement by and between the Company as
                            lessee and Lawrence International, Inc. as lessor
                            (incorporated by reference from the Company's
                            Registration Statement on Form S-1 (File No. 333-04593)).
          10.3           -- Registration Rights Agreement by and between the Company and Lawrence Industries, Inc. (incorporated by reference
                            from the Company's Registration Statement on Form S-1
                            (File No. 333-04593)).
         +10.4           -- Dailey Petroleum Services Corp. 1996 Key Employee Stock
                            Plan (incorporated by reference from the Company's
                            Registration Statement on Form S-1 (File No. 333-04593)).
         +10.5           -- Dailey Petroleum Services Corp. 1996 Non-Employee
                            Director Stock Option Plan (incorporated by reference
                            from the Company's Registration Statement on Form S-1
                            (File No. 333-04593)).
          10.6           -- Tax Allocation Agreement by and between the Company and
                            Lawrence Industries, Inc. (incorporated by reference from
                            the Company's Registration Statement on Form S-1 (File
                            No. 333-04593)).
          10.7           -- Form of Indemnification Agreement between the Company and its directors. (incorporated by reference from the
                            Company's Registration Statement on Form S-1 (File No.
                            333-04593)).
          10.8           -- Form of Indemnification Agreement between the Company and its directors. (incorporated by reference from the
                            Company's Registration Statement on Form S-1 (File No.
                            333-04593)).
          10.9           -- Stock Purchase and Sale Agreement dated May 8, 1997 (the
                            "Stock Purchase Agreement"), by and among the Company,
                            ADI, the Shareholders of ADI, and the Preferred
                            Shareholders of Air Drilling Services, Inc. (incorporated
                            by reference from the Company's Current Report on Form
                            8-K dated June 20, 1997).
          10.10          -- First Amendment to Stock Purchase Agreement dated May 30,
                            1997, by and among the Company, ADI, the Shareholders of
                            ADI, and the Preferred Shareholders of Air Drilling
                            Services, Inc. (incorporated by reference from the
                            Company's Current Report on Form 8-K dated June 20,
                            1997).
          10.11          -- Escrow Agreement dated June 20, 1997, by and among the
                            Company, the Shareholders and Warrantholders of ADI (the
                            "Shareholders"), and U.S. Trust Company of Texas, N.A.
                            (the "Escrow Agent") (incorporated by reference from the
                            Company's Current Report on Form 8-K dated June 20,
                            1997).


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.12          -- Third Amended and Restated Loan Agreement dated June 20,
                            1997 (the "Loan Agreement"), by and between the Company,
                            the financial institutions from time to time a party
                            thereto, and Wells Fargo Bank (Texas), National
                            Association, as Agent. (incorporated by reference from
                            the Company's Current Report on Form 8-K dated June 20,
                            1997).
          10.13          -- Third Amended and Restated Commercial Security Agreement
                            dated June 20, 1997, between Wells Fargo Bank (Texas),
                            National Association, as Agent, the Banks from time to
                            time a party to the Loan Agreement and the Company.
                            (incorporated by reference from the Company's Current
                            Report on Form 8-K dated June 20, 1997).
          10.14          -- Form of Guaranty Agreement dated June 20, 1997 between
                            Wells Fargo Bank (Texas), National Association, as Agent,
                            the Banks from time to time a party to the Loan Agreement
                            and each of the following subsidiaries of the Company:
                            Dailey International, Inc., Dailey Petroleum Sales Corp.,
                            International Petroleum Sales Corp., Columbia Petroleum
                            Services Corp., Dailey Worldwide Oil Tools, Corp., Dailey
                            Environmental Remediation and Technologies, Inc., Air
                            Drilling International, Inc., Air Drilling Services,
                            Inc., Canadian Air Drilling Services Ltd., and Specialty
                            Testing and Consultants Ltd. (incorporated by reference
                            from the Company's Current Report on Form 8-K dated June
                            20, 1997).
          10.15          -- Form of Security Pledge Agreement dated June 20, 1997,
                            between Wells Fargo Bank (Texas), National Association,
                            as Agent, the Banks from time to time a party to the Loan
                            Agreement and each of the following: the Company; Air
                            Drilling International, Inc., and Air Drilling Services,
                            Inc. (incorporated by reference from the Company's
                            Current Report on Form 8-K dated June 20, 1997).
          10.16          -- Form of Subsidiary Commercial Security Agreement dated
                            June 20, 1997, between Wells Fargo Bank (Texas) National
                            Association, as Agent, the Banks from time to time a
                            party to the Loan Agreement and each of the following
                            subsidiaries of the Company: Dailey International, Inc.,
                            Dailey Petroleum Sales Corp., International Petroleum
                            Sales Corp., Columbia Petroleum Services Corp., Dailey
                            Worldwide Oil Tools, Corp., Dailey Environmental
                            Remediation and Technologies, Inc., Air Drilling
                            International, Inc., Air Drilling Services, Inc.,
                            Canadian Air Drilling Services Ltd., and Specialty
                            Testing and Consultants Ltd. (incorporated by reference
                            from the Company's Current Report on Form 8-K dated June
                            20, 1997).
         *10.17          -- Grant of Lease dated May 18, 1995, as amended on June 15,
                            1996, between Canadian Air Drilling Services, Ltd. and
                            Malhotra Enterprises, Ltd. for real property located at
                            Nisku Industrial Park, AB.
         *10.18          -- Industrial Lease Agreement dated 3 July 1996 between Air
                            Drilling Services, Inc. and Melodi Lane Investments, LLC
                            for property located at 2122 Melodi Lane, Casper,
                            Wyoming, as amended on June 20, 1997.
         *10.19          -- Master Equipment Lease Agreement dated July 3, 1996,
                            between Melodi Lane Investments, L.L.C., as lessor, and
                            Air Drilling Services, Inc. as lessee.
         *10.20          -- Obligation of Air Drilling Services, Inc., Canadian Air
                            Drilling Services Ltd., and Specialty Testing &
                            Consulting Ltd., under a certain Agreement dated February
                            1, 1993, to share equally in the payment of a certain
                            Promissory Note dated December 6, 1993 and issued by
                            Chaman Malhotra and Aruna Malhotra to Southern Pacific
                            Thrift and Loan Assn.
        +*10.21          -- Employment Agreement between the Company and James F.
                            Farr dated November 27, 1996.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +*10.22          -- Employment Agreement between the Company and William D.
                            Sutton dated November 27, 1996.
        +*10.23          -- Employment Agreement between the Company and David T.
                            Tighe dated November 27, 1996.
        +*10.24          -- Employment Agreement between the Company and Chaman
                            Malhotra dated June 20, 1997.
        +*10.25          -- Employment Agreement between the Company and Tommy Ramsey dated June 20, 1997.
        +*10.26          -- Employment Agreement between the Company and J.D.
                            Lawrence dated November 27, 1996.
          10.27          -- $250,000 Promissory Note dated January 16, 1997, from
                            James F. Farr in favor of the Company (incorporated by
                            reference to the Company's Quarterly Report on Form 10-Q
                            for the three months ended January 31, 1997).
          10.28          -- Security Agreement dated January 16, 1997, between the
                            Company and James F. Farr (incorporated by reference to
                            the Company's Quarterly Report on Form 10-Q for the three
                            months ended January 31, 1997).
        +*10.29          -- Stock Option Agreement between the Company and Al Kite
                            dated April 23, 1997.
        +*10.30          -- Stock Option Agreement between the Company and Bernard
                            Duroc-Danner dated April 23, 1997.
          10.31          -- Form of Management Employment Agreement with John E.
                            Blacklaws (incorp-
                            orated by reference from the Company's Registration
                            Statement on Form S-1 (file No. 333-0593)
        +*10.32          -- First Amendment to Employment Agreement with John E.
                            Blacklaws dated February 17, 1997.
        +*10.33          -- Executive Employment Agreement dated July 18, 1997 with
                            Dwight Goolsbay.
        +*10.34          -- Executive Employment Agreement dated July 18, 1997 with
                            Martin Lyons.
        +*10.35          -- Management Employment Agreement dated July 18, 1997 with
                            Clet Brame.
        +*10.36          -- Executive Employment Agreement dated July 18, 1997.
        +*10.37          -- Equipment Lease Agreement dated November 1, 1996, as
                            amended, between Melhdra Enterprises and Specialty
                            Testing & Consulting, Ltd.
         *21.1           -- List of Subsidiaries of the Company.
         *23.1           -- Consent of Ernst & Young LLP.
         *27.1           -- Financial Data Schedule.

---------------

* Filed herewith
+ Management Contract