Form 10-K/A
period 1997-04-30
DAILEY PETROLEUM SERVICES CORP
filed 1997-08-29
CIK 1015360

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT
          Filed pursuant to Section 12, 13, or 15(d) of the Securities
                              Exchange Act of 1934


                        DAILEY PETROLEUM SERVICES CORP.
               --------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                         Commission File No. 001-11963


                                AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

                       Part III, Items 10, 11, 12 and 13

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is the name, age as of August 20, and position of each of the directors and executive officers of the Company, and in the case of directors of the Company, the year of expiration of his initial term of office.

                                                                                                  YEAR TERM
                                                                                                 AS DIRECTOR
               NAME                      AGE                       POSITION                      WILL EXPIRE
----------------------------------    ----------    ----------------------------------------   ---------------
 J. D. Lawrence ........................  51         Chairman of the Board of Directors              1999

 James F. Farr (1)(2)...................  40         President, Chief Executive Officer              1999
                                                     and Director

 William D. Sutton (1)(2)...............  43         Senior Vice President, General                  1997
                                                     Counsel, Secretary and Director

 David T. Tighe (2).....................  45         Senior Vice President--Finance,                 1997
                                                     Chief  Financial Officer, Treasurer
                                                     and Director

 Bernard J. Duroc-Danner (1)(3).........  43         Director                                        1998

 Al Kite (1)(3).........................  65         Director                                        1998

 John W. Sinders, Jr. ..................  43         Advisory Director

 Chaman Malhotra........................  60         President--Air Drilling
                                                     International, Inc.

 Tommy Ramsay...........................  41         President--Canadian Air Drilling
                                                     Services Ltd.

 John E. Blacklaws......................  40         Vice President--Production Services

 James C. Brame.........................  45         Vice President--Air Drilling
                                                     International, Inc.

 Dwight A. Goolsbay.....................  36         Vice President--Eastern Hemisphere
                                                     Operations

 Martin Lyons...........................  48         Vice President--North American
                                                     Operations

 Mike Torres............................  45         Vice President--South American
                                                     Operations

-----------------------------

(1)      Member of the Audit Committee of the Board of Directors.

(2)      Member of the Executive Committee of the Board of Directors.

(3)      Member of the Compensation Committee of the Board of Directors.

         J. D. Lawrence has been a director of the Company since 1973, and Chairman of the Board of Directors since June 1989. He has been employed by the Company since 1968, serving as its President from 1982 to 1989 and as a Vice President from 1973 to 1982. Mr. Lawrence is Chairman of the Board of Directors, President and the sole director of Lawrence.

         James F. Farr has been President of the Company since December 1990, its Chief Executive Officer since August 1991, and a director of the Company since September 1991. As International Manager from October 1989 to December 1990, he was responsible for all international activities, including the marketing, distribution and sale of the Company's products and services, and developing and maintaining the Company's relationships with its agents. From August 1988 to October 1989, Mr.

Farr served as Managing Director of Dailey International, Inc., the Company's wholly-owned subsidiary, and as Regional Manager for Europe/West Africa, with responsibility for the Company's facilities in the United Kingdom as well as marketing operations in Europe/West Africa. From 1975 to August 1988, he served the Company in various managerial, marketing and operating capacities.

         William D. Sutton has been Senior Vice President, General Counsel and Secretary since 1984, and a director of the Company since September 1991. He has served as the Company's Secretary and General Counsel since 1980. He also served as a director of the Company from 1979 to 1990, and as a Vice President from 1982 to 1984. Prior to joining the Company in 1979, Mr. Sutton was an attorney in private practice.

         David T. Tighe has been Senior Vice President--Finance and Treasurer of the Company since May 1988 and Chief Financial Officer of the Company since June 1996. He became a director of the Company in September 1991. From 1985 to April 1988, he served as Corporate Controller. From 1984 to 1985, he was the Company's Assistant Controller. Prior to joining the Company in 1984, Mr. Tighe, a certified public accountant, was Controller of Carolina International, Inc. from 1982 to 1984 and Tandem Industries, Inc. from 1980 to 1982.

         Bernard J. Duroc-Danner became a director of the Company in September 1996. Mr. Duroc-Danner is Chief Executive Officer of EVI, Inc. In prior years, Mr. Duroc-Danner was with Arthur D. Little Inc., a management consulting firm in Cambridge, Massachusetts. He has held management positions with Mobil Oil, Inc. (New York), Anheuser Busch Center for Management Science (Philadelphia) and Lambert Freres & Co., (Paris). Mr. Duroc-Danner holds a Ph.D. in economics from the University of Pennsylvania and an MBA in finance from The Wharton School.

         Al Kite became a director of the Company in September 1996. Mr. Kite was President of Halliburton Drilling Systems from 1993 to 1994 and President of Eastman Christensen from 1986 to 1990. He has served as International Manager in London and Executive Vice President of Operations for Smith/Servco, President of Worldwide Operations at Eastman Christensen and Senior Vice President Eastern Hemisphere for Smith International. Mr. Kite is retired but maintains several industry interests.

         John W. Sinders, Jr. became an advisory director of the Company in August 1997, to serve until the 1998 Annual Meeting of Stockholders. Mr. Sinders is entitled to notice of and to attend all meetings of the Board of Directors but is not entitled to vote on any matters coming before the Board of Directors. Mr. Sinders has served as an Executive Vice President of Jefferies & Company, Inc. ("Jefferies") since February 1997, and from 1993 to 1997,
served as a Managing Director of Jefferies.   From 1987 to 1993, Mr. Sinders
served as a Managing Director of Howard, Weil, Labouisse, Friedrichs Incorporated ("Howard Weil") and a member of the Board of Directors of Howard Weil from 1990 to 1993. Prior to joining Howard Weil, he was a director with the law firm of McGlinchey, Stafford, Mintz, Cellini & Lang, P.C. Mr. Sinders is also a member of the Board of Directors of The Shaw Group Inc.

         Chaman Malhotra has been President and Chief Executive Officer of Air Drilling International, Inc. (or its predecessor) ("ADI") since 1975. He has been employed by ADI since 1961, serving eleven years in sales and operations.

         Tommy Ramsay has been President of Canadian Air Drilling Services, Ltd. ("CADS") since 1995. Mr. Ramsay joined CADS in 1974 where he handled various operation functions. In 1979 he became a project manager for True Test Pipelines, Ltd., a division of CADS, and was promoted to Assistant General Manager in 1984.

         John E. Blacklaws has been Vice President--Production Services since June 1997, with responsibility for the Company's manufacturing, engineering, domestic field repairs and management inventory. Between September 1994 and June 1997, Mr. Blacklaws held the title of President of

Production Services and had substantially the same responsibilities as he has now. From November 1990 to September 1994, he was Vice President for the manufacturing and production division in Houston, Texas. From March 1989 to November 1990, he was Manager of Manufacturing Technical Services with quality control responsibilities at the Company's Houston facility and in the field.

         James C. Brame was named Vice President--Business Development in July 1996 and Vice President--ADI in June 1997. From August 1991 to June 1997, he served as Senior Marketing Analyst, Project Manager, Director of Business Development and IT Steering Committee Chairman. Prior to joining the Company in 1991, Mr. Brame was president and owner of a manufacturing and distribution company from 1986 to 1991. From 1977 to 1986, Mr. Brame held Assistant Controller and Manager of Financial Analysis and Reporting positions with Hughes Production Tools, a division of Hughes Tool Company.

         Dwight A. Goolsbay has been Vice President--Eastern Hemisphere Operations since June 1997 and prior to such time had been Vice President--MWD Services since May 1996. As an MWD Product Manager between December 1993 and May 1996, he was responsible for managing the Company's entry into the domestic and international MWD services business. From October 1990 to December 1993, he was a drilling motor product engineer and assisted with development and expansion of the drilling motor product line. Prior to joining the Company in 1990, Mr. Goolsbay was the Oklahoma City District Manager for Halliburton Drilling Systems, Inc.--MWD Division. From 1985 to 1987, he was U.S. Operations Coordinator for Drilex Systems, Inc.

         Martin Lyons was named Vice President--North American Operations in June 1997. Before such time, Mr. Lyons had been Senior Vice President Directional Drilling & Marketing since May 1996. From December 1993 through May 1996, he served as Vice President Directional Drilling, responsible for management of all the Company's domestic directional drilling sales and operations. His duties during this time period also included operations and capital budgeting for all domestic directional drilling operations. During the time period of August 1990 to December 1993 he functioned as Western Division Manager and was responsible for the Gulf Coast directional drilling and sales operations west of the Sabine River. From August of 1989 to August of 1990 Mr. Lyons was a Senior Technical Sales Representative in the Houston, Texas market. Prior to joining Dailey, Mr. Lyons was employed by Helmer Directional Drilling, Inc. where he held the positions of Office Manager and Directional Drilling Supervisor.

         Mike Torres was named Vice President of Operations--Latin America in June 1997. He previously served as Eastern Regional Manager and then Vice President of Eastern Region. Mr. Torres began his career with the Company in Directional Sales in 1980. Prior to joining Dailey, Mr. Torres was employed by NL Industries and Eastman Whipstock, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from August 14, 1997 through April 30, 1997, all filing requirements applicable to officers, directors, and greater than ten-percent stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for the fiscal years ended April 30, 1997 and 1996 earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company during the year ended April 30, 1997 (collectively, the "Named Executive Officers").



                          SUMMARY COMPENSATION TABLE

                                                                      FOR THE YEAR ENDED APRIL 30, 1997
                                             -------------------------------------------------------------------------------------
                                                     ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                             -------------------------------------------------------------------------------------
                                                                                       RESTRICTED     SECURITIES
                                                                                          STOCK       UNDERLYING      ALL OTHER
                                                                      OTHER ANNUAL      AWARD(S)       OPTIONS/      COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR       SALARY        BONUS      COMPENSATION         ($)         SARS (#)          (1)
-------------------------------  ------     ---------    ----------  ---------------   ------------  ------------- ---------------
J. D. Lawrence.................   1997     $221,022       $   --          $29,202(3)       --             --             $   924
Chairman of the Board             1996      296,532(2)      73,280              *          --             --               2,326

James F. Farr..................   1997      258,958         93,240         49,131(4)      $960,000        97,912             924
President and Chief               1996      248,651         55,500              *          --             --                 571
Executive Officer

William D. Sutton..............   1997      223,936         75,819         36,973(5)      $960,000        97,912             924
Senior Vice President,            1996      230,896         55,260              *          --             --                 824
General Counsel and
Secretary

David T. Tighe.................   1997      186,852         59,940         35,675(6)      $960,000        97,912             924
Senior Vice President             1996      148,671         54,960         21,723(7)       --             --                 901
Finance, Chief Financial
Officer and Treasurer

James J. Percle................   1997      227,611         79,452          9,692(9)      $405,000        34,200             462
Former Executive Vice             1996      --              --              --             --             --                 --
President and Chief
Operating Officer (8)


* Amounts exclude the value of perquisites and personal benefits because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Executive Officer.

(1) Represents payments for premiums for group term life insurance on behalf of such individual.

(2) Effective upon the closing of the Company's initial public offering of its Class A Common Stock in August 1996 (the "IPO"), Mr. Lawrence's salary was reduced to $100,000, subject to subsequent adjustment upward in the discretion of the Compensation Committee of the Board of Directors. See "--Employment Agreements" below.

(3) Relates to payments for a car allowance and a charge for usage of Company assets.

(4) Includes $26,923 related to accrued vacation cashed rather than taken during the year and $22,209 related to a Company auto allowance.

(5) Includes $17,514 related to accrued vacation cashed rather than taken during the year and $19,459 related to a Company auto allowance.

(6) Includes $17,308 related to accrued vacation cashed rather than taken during the year and $19,459 related to a Company auto allowance.

(7) Includes $16,618 related to accrued vacation cashed rather than taken during the year and $5,105 related to a Company automobile.

(8) Mr. Percle was not employed by the Company during the year ended April 30, 1996. Mr. Percle ceased to be employed by the Company effective June 23, 1997.

(9)      Relates to payments for a Company automobile.

         The following table summarizes certain information relating to options granted to the Company's Named Executive Officers during the year ended April 30, 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                              Annual Rates of
                                                                                                Stock Price
                                                                                              Appreciation for
                                   Individual Grants                                            Option Term
----------------------------------------------------------------------------------------- -------------------------
                           Number of        % of Total
                          Securities       Options/SARs       Exercise
                          Underlying        Granted to        or Base
                         Options/SARs      Employees in        Price        Expiration
        Name              Granted (#)       Fiscal Year        ($/Sh)          Date         5% ($)       10% ($)
----------------------  ---------------  ----------------- -------------  --------------- -----------   -----------
 J. D. Lawrence ..........       --             --               --             --                --          --

 James F. Farr ...........   72,912             14.8%           8.00         8/13/06         366,831     929,623
                             25,000              5.1%           8.75         3/06/07         137,571     348,631

 William D. Sutton .......   72,912             14.8%           8.00         8/13/06         366,831     929,623
                             25,000              5.1%           8.75         3/06/07         137,571     348,631

 David T. Tighe ..........   72,912             14.8%           8.00         8/13/06         366,831     929,623
                             25,000              5.1%           8.75         3/06/07         137,571     348,631

 James J. Percle (1) .....   19,199              3.9%           8.00         8/13/06          96,953     244,786
                             15,001              3.0%           9.00         8/13/06          84,906     209,193

--------------------------------

(1) Mr. Percle ceased to be employed by the Company effective June 23, 1997.


         The following table sets forth for each Named Executive Officer information concerning stock option exercises in fiscal 1997 and the value of unexercised options at April 30, 1997.

       AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1997 AND VALUE TABLE AT
                                 APRIL 30, 1997


                                                                                       VALUE OF UNEXERCISED
                             SHARES                      NUMBER OF UNEXERCISED             IN-THE-MONEY
                            ACQUIRED       VALUE            OPTIONS/SARS AT               OPTIONS/SARS AT
                               ON         REALIZED          APRIL 30, 1997                  FY-END (1)
          NAME              EXERCISE        ($)        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
------------------------   -----------  ------------  ----------------------------  ----------------------------
 J. D. Lawrence ..........     --            --                   --                            --

 James F. Farr ...........     --            --                97,912/0                          0

 William D. Sutton .......     --            --                97,912/0                          0

 David T. Tighe ..........     --            --                97/912/0                          0

 James J. Percle (2) .....     --            --                34,200/0                          0

----------------

(1) The exercise price for options owned by the Named Executive Officers exceeded the fair market value of the Class A Common Stock at April 30, 1997.

(2) Mr. Percle ceased to be employed by the Company effective June 23, 1997.

COMPENSATION OF DIRECTORS

         Employee directors of the Company do not receive any additional compensation for their services as a director of the Company. The Company pays an annual retainer of $15,000 to each non-employee director. In addition, each non-employee director receives $1,000 for each Board of Directors meeting attended and $750 for each committee meeting attended. The Company also pays reasonable out-of-pocket expenses incurred by non-employee directors to attend Board of Directors and committee meetings. Non-employee directors also are entitled to receive options pursuant to the 1996 Non-Employee Director Stock Plan (the "1996 Director Plan"). Under the 1996 Director Plan, an aggregate of 100,000 shares of Class A Common Stock have been reserved for grant of options to purchase Class A Common Stock. To date, options to acquire 10,000 shares of Class A Common Stock at an exercise price equal to the fair market value of the Class A Common Stock on the date of grant have been granted to each of Messrs. Duroc-Danner and Kite pursuant to the 1996 Director Plan. In addition, under such plan, options to acquire 10,000 shares automatically will be granted after each annual meeting of stockholders to each non-employee director who served as a director during the preceding six months and who will continue to serve as a director.

         Effective April 23, 1997, the Board of Directors granted to each of the Company's non-employee directors, Messrs. Duroc-Danner and Kite additional options to purchase 10,000 shares of Class A Common Stock at an exercise price equal to the fair market value on the date of grant.

1996 KEY EMPLOYEE STOCK PLAN

         The Company has established the 1996 Plan pursuant to which incentive and non-qualified options to purchase shares of Class A Common Stock and awards of restricted shares of Class A Common Stock will be available for future grants. The 1996 Plan is designed to provide certain key employees, including officers and employee-directors of the Company, with additional incentives to promote the success of the Company's business and to enhance the Company's ability to attract and retain the services of qualified persons. Under the Plan, options to purchase Class A Common Stock and restricted stock awards up to an aggregate of 900,000 shares of Class A Common Stock may be granted by the Committee. In the event options or restricted stock granted under the 1996 Plan or unvested restricted stock grants expire or terminate or are surrendered, the unexercised portion thereof may again be available for award under the 1996 Plan. As of July 30, 1997, only 1,871 additional shares were available for grant under the 1996 Plan.

401(k) PLAN

         The Company's employees are eligible to participate in a defined contribution retirement plan that complies with Section 401(k) of the Code. Pursuant to such plan, the Company provides matching contributions up to 50% of the employee's contribution up to 6% of the employee's compensation.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

         Each of the Senior Executive Officers has entered into an employment agreement (collectively, the "Executive Employment Agreements") with the Company. Each of the Executive Employment Agreements has an initial term through December 31, 1999, except the Executive Employment Agreement with Mr. Sutton which has an initial term through April 30, 1999. The Executive Employment Agreements provide for a minimum annual salary during the term of the Executive Employment Agreements of approximately $100,000, $280,000, $228,000 and $180,000 for Messrs. Lawrence, Farr, Sutton and Tighe, respectively. The Executive Employment Agreements also provide for certain automobile allowances, employee benefits, vacation and reimbursement of expenses.

         The Executive Employment Agreements may be terminated by the Company with or without cause (as hereinafter defined) or by the Executive Officer at any time for any reason.

         If the Company terminates the Executive Employment Agreement for any reason other than for "cause" and such termination is not within one year of a change in control (as defined in the Executive Employment Agreements), the Company is required to pay to the Executive Officer an amount equal to (i) the greater of (x) his total base salary for the remainder of the employment period (as defined in the Executive Employment Agreement) or (y) one month of base salary for each full year of service completed with the Company as of the date of termination (or in the case of Mr. Lawrence, three months of his base salary, if greater) and with the exception of Mr. Lawrence, (ii) to pay an amount equal to the Senior Executive Officer's most recent annual bonus and
(iii) to cause the Senior Executive Officer to become fully vested in any stock options and stock grants held by him. If the Company terminates the Executive Employment Agreement for any reason other than for "cause" and such termination occurs within one year of a change in control, or if the Executive Officer terminates the Agreement for good cause (as defined in the Executive Employment Agreement) and such termination occurs within one year of a change in control, the Company is required to pay to the Executive Officer an amount equal to the greater of (i) his total base salary for the remainder of the employment period; (ii) two times the greater of (a) his annualized base salary in effect upon the occurrence of the change in control or (b) his annualized base salary in effect on the date notice of termination is received; or (iii) one month of base salary for each full year of service completed with the Company as of the date of termination and with the exception of Mr. Lawrence, (A) to pay to the Senior Executive Officer an amount equal to two times his most recent annual bonus and (B) to cause the Senior Executive Officer to become fully vested in any stock options and stock grants held by him.

         Each of Messrs. Farr, Sutton and Tighe has agreed that for the term of his Executive Employment Agreement and (i) perpetually after termination for whatever reason, he will not, directly or indirectly, disclose confidential information; (ii) for a period of two years (one year for Mr. Tighe) following termination for whatever reason, he will not participate in any business in any geographic region in which the Company conducts business that is in competition with the Company or employ any of the Company's employees, induce any of the Company's employees to leave their employment or in any way interfere with the employee relations of the Company; and (iii) will disclose and assign to the Company all inventions developed by him.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Compensation levels for the Company's executive officers prior to the IPO in August 1996 were established by the Company's Board of Directors. The Board of Directors at the time of the IPO also established the salary levels set forth in the Company's employment agreements with its executive officers, including the Company's Chief Executive Officer, as well as the restricted stock and stock options awards granted at the time of the IPO. Members of the Board of Directors at such time consisted entirely of executive officers of the Company, including the Company's Chairman of the Board, Chief Executive Officer, General Counsel and Chief Financial Officer (collectively, the "Senior Executive Officers").

         Following the IPO, compensation relating to the Senior Executive Officers has been set by the Compensation Committee, except with respect to compensation levels previously set forth in employment agreements executed in connection with the IPO, while compensation with respect to other officers of the Company has been set by the Company's Executive Committee, whose members
consist of Messrs. Farr, Sutton and Tighe.   The Compensation Committee also
has administered the 1996 Plan following the initial public offering.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Class A Common Stock and Class B Common Stock on August 20, 1997, by (i) each director and director nominee of the Company, (ii) each Named Executive Officer, (iii) each person known or believed by the Company to own beneficially 5% or more of either the Class A Common Stock or Class B Common Stock and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                              SHARES BENEFICIALLY OWNED(1)
                                          ---------------------------------------------------------------------
                                            CLASS A                       CLASS B                     PERCENT
                                             COMMON        PERCENT         COMMON       PERCENT       VOTING
 NAME AND ADDRESS OF BENEFICIAL OWNER        STOCK         CLASS A         STOCK        CLASS B      POWER(2)
---------------------------------------   ------------    ---------     -----------    ----------   -----------
 Lawrence (3)..........................    *                 *           5,000,000        100%         89%

 J. D. Lawrence (3)....................    *                 *           5,000,000        100%         89%

 James F. Farr.........................    147,912(4)        3.4%        --                --          *

 William D. Sutton.....................    169,912(4)        3.9%        --                --          *

 David T. Tighe........................    169,912(4)        3.9%        --                --          *

 Bernard J. Duroc-Danner...............     10,000(5)        *           --                --          *

 Al Kite...............................     10,000(5)        *           --                --          *

 James J. Percle.......................     79,200(6)        1.8%        --                --          *
                                           -------          ----         ---------        ---          --
 All executive officers and directors
 as a group (13 Persons)...............    663,732          14.4%        5,000,000        100%         90%

------------------

* Less than 1%

(1) The Securities and Exchange Commission has defined beneficial ownership to include sole or shared voting or investment power with respect to a security or the right to acquire beneficial ownership of a security within 60 days. The number of shares indicated are owned with sole voting and investment power unless otherwise noted.

(2) Percent based upon both Class A Common Stock and Class B Common Stock, combined.

(3) Represents shares owned by Dailey Holdings Inc. ("Dailey Holdings"), a wholly-owned subsidiary of Lawrence. The executive offices of Dailey Holdings and Lawrence are located at 2507 North Frazier, Conroe, Texas 77305. Mr. Lawrence and trusts for his children own all of the voting stock of Lawrence. Because of these relationships, Mr. Lawrence may be deemed to be the beneficial owner of all shares of Class B Common Stock owned by Lawrence.

(4) Includes presently exercisable options to purchase 97,912 shares of Class A Common Stock.

(5) Represents options exercisable within 60 days to purchase 10,000 shares of Class A Common Stock. Excludes options to purchase 10,000 shares of Class A Common Stock which are not exercisable within 60 days.

(6) Includes presently exercisable options to purchase 34,200 shares of Class A Common Stock. Mr. Percle ceased to be employed by the Company on June 23, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRINCIPAL STOCKHOLDER

         Prior to the IPO, the Company funded certain of its working capital requirements through advances from Lawrence, which had been evidenced by a note to Lawrence. The Company repaid the full amount of principal and accrued interest on such note with $1.6 million of the net proceeds from the IPO. In addition, on June 27, 1996, Dailey declared and paid a dividend in the form of a $10.0 million promissory note to Dailey's then sole stockholder, a subsidiary of Lawrence. On August 13, 1996, such stockholder contributed $5.0 million of the outstanding principal amount of such note to the capital of the Company. The remaining $5.0 million principal plus accrued interest was repaid utilizing a portion of the net proceeds from the IPO.

         Lease Agreements. The Company maintains executive offices in a building located in Conroe, Texas and occupies four adjacent manufacturing and maintenance research and development, and storage facilities, all of which are owned by Lawrence. During fiscal 1997, the Company incurred rent expense of $915,000, respectively, relating to such properties. Prior to completion of the IPO, Dailey entered into a new lease agreement with Lawrence relating to the executive office building and a separate lease agreement relating to the adjacent facilities. The rental rates under these new lease agreements were determined by the Company and Lawrence based upon a survey of rental rates prepared by an independent firm. Based upon this survey, the Company believes that the rental rates and other terms under these lease agreements are comparable to those that would be obtained in an arm's-length transaction with an independent third party.

         The Office Lease Agreement is for a five-year term effective as of May 1996, and covers all of the 64,368 square feet of office space in the Conroe building, as well as the use of access roads and an adjacent outdoor parking lot. Rent is payable monthly at the rate of $48,276 per month for the first two years of the lease, $51,226 per month for the third year, $52,781 per month for the fourth year and $54,390 per month for the fifth year.

         The Service Center Lease Agreement is for a five-year term effective as of May 1996. This lease covers the combined square feet of the district facility building, 31,316 square feet; the manufacturing building, 31,373 square feet; the open storage building, 17,000 square feet and the separator building, 1,530 square feet. The use of access roads and immediately surrounding grounds is also included. Rent is $28,000 per month for all four buildings in the aggregate.

         Relationship Agreement. Under the terms of a relationship agreement between the Company and Lawrence (the "Relationship Agreement"), the Company has agreed to provide to Lawrence and its affiliates, upon their request and on an as-available basis, various administrative and management services including cash management, accounting, tax, data processing, human resources and legal services. Lawrence pays for such services at rates calculated to recover the Company's reasonable costs of providing such services. The Relationship Agreement also provides that Lawrence will render to the Company technical consulting services when requested by the Company. In return, the Company will pay Lawrence approximately $250,000 per year for the term of the Relationship Agreement. The Relationship Agreement commenced upon the closing of the IPO in August 1996 and terminates on April 30, 1999. In addition, under the Relationship Agreement, Lawrence and the Company have agreed to reimburse each other for the costs of certain insurance policies purchased by one party on behalf of the other. As of April 30, 1997, Lawrence owed the Company approximately $68,000, for products and services rendered pursuant to the Relationship Agreement.

         Tax Allocation Agreement. For taxable periods ending on or before the closing of the IPO, the Company was included in the consolidated federal income tax returns filed by Lawrence as the common parent for itself, its subsidiaries and affiliated companies. The Company is jointly and severally liable for federal income tax imposed on the Lawrence consolidated group while the Company was a member. The Tax Allocation Agreement imposes an indemnity on Lawrence in favor of the Company for any federal income tax relating to members of the Lawrence consolidated group other than the Company and its subsidiaries.

         Registration Rights Agreement. Pursuant to the terms of a registration rights agreement with Lawrence (the "Registration Rights Agreement"), upon the request of Lawrence (or certain assignees) for a period of ten years (beginning in 1996), the Company has agreed to register, on up to two occasions, the sale of a minimum of 500,000 shares of Common Stock beneficially owned by Lawrence that Lawrence (or such assignees) requests to be registered under applicable federal and state securities laws. The Company will become obligated to register the sale of the Common Stock on one additional occasion if Mr. Lawrence dies during the term of the Registration Rights Agreement and Lawrence previously has exhausted its two demand registrations. The Company also is obligated to offer Lawrence and certain assignees the right to include shares of the Common Stock owned by them in certain registration statements filed by the Company. The Company is obligated to pay all expenses incidental to such registrations, excluding fees of counsel to Lawrence, underwriters' discounts and commissions, and transfer fees.

OTHER

         In January 1997, the Company loaned Mr. Farr $250,000 pursuant to a five-year promissory note. Interest accrues at the prime rate and is payable monthly by Mr. Farr. The note is secured by a pledge of 36,000 shares of Class A Common Stock held by Mr. Farr.

         Air Drilling International, Inc. ("ADI"), which was acquired by the Company in June 1997, leases its Casper, Wyoming property from Melodi Lane Investments, L.L.C. ("Melodi Lane"), a limited liability company in which Mr. Malhotra is a member. The lease is for a term of ten years and provides for monthly rental payments of $4,250, subject to adjustment after July 2001. The lease also provides ADI with a right to purchase the property at its fair market value on or before May 31, 2001. ADI also leases certain equipment from Melodi Lane for $7,400 per month. Such equipment lease expires in June 2001 and provides for an option to purchase based on an amortization schedule providing for a purchase price of $0 at the end of the term.

         Certain subsidiaries of ADI guarantee a loan of Mr. Malhotra to Southern Pacific Thrift and Loan Assn., which had a principal balance of $87,987 at April 30, 1997. Such loan relates to a condominium held by Mr. Malhotra and his wife as nominee for such subsidiaries.

         ADI also leases real property in Nisku, Alberta from Malhotra Enterprises Ltd. ("Malhotra Enterprises"), a Canadian corporation in which both Mr. Malhotra and Mr. Ramsay are shareholders. Lease payments for this real property aggregate $8,470 per month. The lease expires in August 2001. ADI also leases certain equipment from Malhotra Enterprises pursuant to a lease expiring in October 1997. This equipment lease requires monthly payments of $21,822 and contains an option to purchase the equipment for $20,000 plus the monthly rental for all unexpired months.

         In August 1997, John W. Sinders, Jr., an Executive Vice President of Jefferies & Company, Inc. ("Jefferies"), accepted his appointment as a non-voting advisory director of the Board of Directors of the Company.
Although Mr. Sinders does not currently receive compensation for his position as a non-voting director, the Company may offer him compensation in the future. Jefferies has provided investment banking services to the Company in the past, including serving as lead underwriter in the Company's initial public offering of common stock in 1996 and sole underwriter in the Company's August 1997 issuance of 9 3/4% Senior Notes due 2007 (collectively, the "Offerings"), and has received usual and customary fees for the Offerings. Pursuant to a letter agreement between the Company and Jefferies,

Jefferies has acted and will continue to act as a financial advisor to the Company in connection with the acquisition of, merger or other combination with certain potential acquisition targets. If the Company completes a transaction with any such target, the Company will pay Jefferies certain usual and customary fees for such services. The Company has not paid Jefferies and is not obligated to pay Jefferies any compensation for services rendered under this agreement to date. Jefferies may provide additional investment banking and financial advisory services to the Company in the future.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      DAILEY PETROLEUM SERVICES CORP.


Dated:   August 29, 1997              By:  /s/ David T. Tighe
                                          -----------------------------
                                               David T. Tighe
                                          Chief Financial Officer