Form 10-Q
period 1997-07-31
DAILEY PETROLEUM SERVICES CORP
filed 1997-09-15
CIK 1015360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

( x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File Number               001-11963
--------------------------------------------------------------------------------

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


                                  281/350/3399
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

               Yes  x                        No
                   ----                         ---

Number of shares outstanding of issuer's Class A Common Stock as of September 11, 1997 was 4,190,199.

                        DAILEY PETROLEUM SERVICES CORP.
                 FORM 10-Q FOR THE QUARTER ENDED JULY 31, 1997


                                     INDEX


                                                            PAGE NO.
                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated balance sheets - July 31, 1997 and April 30, 1997                 1

         Consolidated statements of operations - Three months ended July 31,
         1997 and 1996                                                                  2

         Consolidated statements of cash flows - Three months ended July 31,
         1997 and 1996                                                                  3

         Notes to consolidated financial statements - July 31, 1997
                                                                                    4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  8 - 14

PART II.         OTHER INFORMATION                                                 15 - 18

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                              19

                        DAILEY PETROLEUM SERVICES CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                        JULY 31,     APRIL 30,
ASSETS:                                                   1997         1997
                                                        --------     --------
Current assets:
         Cash and cash equivalents  . . . . . . . . .   $  1,754     $ 15,200
         Accounts receivable, net . . . . . . . . . .     30,343       18,606
         Prepaid expenses . . . . . . . . . . . . . .        601          346
         Deferred income taxes  . . . . . . . . . . .        597          597
         Other current assets . . . . . . . . . . . .      1,711          907
                                                        --------     --------
         Total current assets . . . . . . . . . . . .     35,006       35,656
Revenue-producing tools and inventory, net  . . . . .     65,053       37,488
Property and equipment, net . . . . . . . . . . . . .      6,175        5,622
Deferred income taxes . . . . . . . . . . . . . . . .        ---        1,959
Accounts receivable from officer  . . . . . . . . . .        250          250
Goodwill, net . . . . . . . . . . . . . . . . . . . .     22,011          825
Intangibles and other assets  . . . . . . . . . . . .      1,465          559
                                                        --------     --------
         Total assets . . . . . . . . . . . . . . . .   $129,960     $ 82,359
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
         Accounts payable and accrued liabilities . .  $  15,145     $  8,324
         Accounts payable to affiliates . . . . . . .        514          442
         Income taxes payable . . . . . . . . . . . .      3,397        3,241
         Current portion of long-term debt  . . . . .        616        1,711
                                                        --------     --------
         Total current liabilities  . . . . . . . . .     19,672       13,718
Long-term debt  . . . . . . . . . . . . . . . . . . .     45,656        5,155
Deferred income taxes . . . . . . . . . . . . . . . .        806          ---
Other noncurrent liabilities  . . . . . . . . . . . .        945          159
Commitments and contingencies
Stockholders' equity:
         Preferred stock  . . . . . . . . . . . . . .        ---          ---
         Common stock . . . . . . . . . . . . . . . .         93           93
         Treasury stock (144,000 shares)  . . . . . .     (1,047)        (234)
         Paid-in capital  . . . . . . . . . . . . . .     40,449       39,972
         Retained earnings  . . . . . . . . . . . . .     23,386       23,496
                                                        --------     --------
         Total stockholders' equity . . . . . . . . .     62,881       63,327
                                                        --------     --------
         Total liabilities and stockholders' equity .   $129,960     $ 82,359
                                                        ========     ========

                            See accompanying notes.

                        DAILEY PETROLEUM SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED JULY 31,
                                                    ---------------------------
                                                         1997         1996
                                                      ----------   -----------
REVENUES:
         Rental income  . . . . . . . . . . . . . . . $   15,602   $    12,121
         Sales of products and services . . . . . . .      4,523         4,637
         Underbalanced drilling services  . . . . . .      2,894           ---
                                                      ----------   -----------
                                                          23,019        16,758

COSTS AND EXPENSES:
         Cost of rentals  . . . . . . . . . . . . . .     10,646         9,346
         Cost of products and services  . . . . . . .      3,007         2,536
         Cost of underbalanced drilling services  . .      1,841           ---
         Selling, general and administrative  . . . .      4,218         2,900
         Reorganization costs . . . . . . . . . . . .      2,453           ---
         Non-cash compensation  . . . . . . . . . . .        478           ---
         Research and development . . . . . . . . . .        120           175
                                                      ----------   -----------
                                                          22,763        14,957
                                                      ----------   -----------
Operating income  . . . . . . . . . . . . . . . . . .        256         1,801
Other (income) expense:
         Interest income  . . . . . . . . . . . . . .       (122)          (12)
         Interest expense-nonaffiliates . . . . . . .        423           202
         Interest expense-affiliate . . . . . . . . .        ---           111
         Foreign exchange (gain) loss . . . . . . . .         16            (7)
         Other, net . . . . . . . . . . . . . . . . .        128           (39)
                                                      ----------   -----------
Income (loss) before income taxes . . . . . . . . . .       (189)        1,546
Income tax provision (benefit). . . . . . . . . . . .        (83)          584
                                                      ----------   -----------
Net income (loss) . . . . . . . . . . . . . . . . . . $     (106)  $       962
                                                      ==========   ===========

Net loss per share. . . . . . . . . . . . . . . . . . $     (.01)
                                                      ==========
Pro forma earnings per share  . . . . . . . . . . . .              $      0.15
                                                                   ===========
Weighted average shares outstanding . . . . . . . . .  9,252,046
                                                      ==========
Pro forma weighted average shares outstanding . . . .                6,610,000
                                                                   ===========

                            See accompanying notes.

                        DAILEY PETROLEUM SERVICES CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JULY 31,
                                                     ---------------------------
                                                         1997         1996
                                                       ---------    ----------
                                                         >
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . .  $    (106)   $     962

Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . .      2,301        1,479
    Deferred income taxes   . . . . . . . . . . . . .          8          123
    Provision for doubtful accounts receivable  . . .        106           79
    Gain on sale and disposition of property and
    equipment   . . . . . . . . . . . . . . . . . . .        ---           (3)
    Provision for stock awards  . . . . . . . . . . .        477          ---
    Changes in operating assets and liabilities:
    Accounts receivable - trade   . . . . . . . . . .     (4,778)      (1,083)
    Accounts receivable from affiliates   . . . . . .         72          431
    Prepaid expenses and other  . . . . . . . . . . .       (731)        (494)
    Accounts payable and accrued liabilities  . . . .      2,481        2,228
    Income taxes payable  . . . . . . . . . . . . . .       (284)         128
                                                       ---------    ----------
Net cash provided by (used in) operating activities.        (454)       3,850

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory  .     (6,250)      (3,947)
Inventory transferred to cost of rentals  . . . . . .      2,121        1,379
Revenue-producing tools lost in hole, abandoned,
and sold  . . . . . . . . . . . . . . . . . . . . . .        815          826
Additions to property and equipment . . . . . . . . .     (2,272)        (596)
Proceeds from sale of property and equipment  . . . .        931           79
Acquisition, net of cash acquired . . . . . . . . . .    (46,226)         ---
                                                       ---------    ----------
Net cash used in investing activities . . . . . . . .    (50,881)      (2,259)
                                                       ---------    ----------
FINANCING ACTIVITIES:
Proceeds from the issuance of debt. . . . . . . . . .     45,500          400
Payments on outstanding debt  . . . . . . . . . . . .     (6,798)        (605)
Cost of initial public offering . . . . . . . . . . .        ---         (861)
Purchase of treasury stock  . . . . . . . . . . . . .      ( 813)         ---
                                                       ---------    ----------
Net cash provided by (used in) financing activities .     37,889       (1,066)
                                                       ---------    ----------

Increase (decrease) in cash and cash equivalents  . .    (13,446)         525
Cash and cash equivalents at beginning of period  . .     15,200        1,967
                                                       ---------    ----------
Cash and cash equivalents at end of period  . . . . .  $   1,754    $   2,492
                                                       ==========   =========

                            See accompanying notes.

                        DAILEY PETROLEUM SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements include the accounts of Dailey Petroleum Services Corp. and its subsidiaries and predecessors ("Dailey" or the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal period. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 29, 1997. Certain reclassifications have been made to the April 30, 1997 and July 31, 1996 financial information to conform to the current period presentation.

2.  ORGANIZATION AND PUBLIC OFFERING

    The accompanying consolidated financial statements reflect the operations of Dailey Petroleum Services Corp., a Delaware corporation, which was merged with Dailey Corporation (which changed its name to Dailey Petroleum Services Corp.) in June 1996. New Dailey Petroleum Services Corp. and its predecessor, Dailey Petroleum Services Corp., are hereinafter referred to as the "Company" or "Dailey". In August 1997, the Board of Directors adopted resolutions to change the name of the Company to Dailey International, Inc., effective December 1, 1997, and to change its fiscal year end to December 31, effective December 31, 1997.

    The Company provides directional drilling services and designs, manufactures and rents technologically-advanced downhole tools for oil and gas drilling and workover applications. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. In June 1997, the Company acquired Air Drilling International, Inc. ("ADI" and "ADI Acquisition") and, as a result, became a leading provider worldwide of air drilling services for underbalanced drilling applications. The Company operates in one business segment.

    Prior to June 1996, Dailey was a wholly-owned subsidiary of Lawrence Industries, Inc. ("Lawrence"). In June 1996, in preparation for the initial public offering of Class A Common Stock of Dailey, Lawrence reorganized its ownership of the Company into a holding company structure through a forward triangular merger of Dailey Petroleum Services Corp., into a newly-formed, wholly-owned indirect subsidiary of Lawrence, Dailey Corporation (the "Reorganization"). Following the Reorganization, Dailey Corporation changed its name to Dailey Petroleum Services Corp. The effect of the forward triangular merger has been reflected retroactively in the accompanying financial statements. In August 1996, the Company completed its initial public offering of 3,910,000 shares of Class A Common Stock (the "1996 IPO").

    Dailey's Restated Certificate of Incorporation provides for three classes of stock: Class A Common Stock, $.01 par (20,000,000 shares authorized, 4,171,000 issued and outstanding) ("Class A Common Stock"), Class B Common Stock, $.01 par (10,000,000 shares authorized, 5,000,000 shares issued and outstanding) ("Class B Common Stock"), and Preferred Stock, $.01 par (5,000,000 shares authorized, none issued or outstanding). The Board of Directors is empowered to authorize the issuance of Preferred Stock in one or more series and to fix the rights, powers, preferences and limitations of each series. A holder of Class B Common Stock may convert its Class B Common Stock into Class A Common Stock at any time at the ratio of one share of Class A Common Stock for each share of Class B Common Stock. In the event of liquidation, holders of Class A Common Stock and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company available for distribution. In addition, shares of Class B Common Stock convert automatically into a like number of shares of Class A Common Stock upon the sale or transfer of such shares to a person or entity that is not a member of the Lawrence Group (as defined in the Company's Restated Certificate of Incorporation).

    In connection with the 1996 IPO, the Company issued 3,910,000 shares of Class A Common Stock. Net proceeds from the sale of the stock were $27.6 million. The Company used $5.0 million of the proceeds from the 1996 IPO to repay the outstanding balance of a $10.0 million promissory note, which was incurred in connection with a dividend declared on June 27, 1996 (the "Dividend"). Prior to commencement of the 1996 IPO, the Company's sole stockholder contributed to the capital of the Company $5.0 million of the principal of such note. The statements of operations for the three months ended July 31, 1996 include pro forma per share data which gives effect to the number of shares from which proceeds would have been used to pay the Dividend (an additional 1,250,000 shares assuming a per share offering price of $8.00, thus earnings per share for the period ended July 31, 1996 were based on 6,610,000 shares of Common Stock outstanding). Historical earnings per share excluding the pro forma effect of the dividend was $0.18 per share for the three months ended July 31, 1996.

3.  ADI ACQUISITION

    On June 20, 1997, the Company purchased the stock of ADI (a provider of air drilling services for underbalanced drilling applications) for $46.4 million, including the repayment of approximately $16.8 million of ADI indebtedness, financed with bank debt of $45.5 million and proceeds from the 1996 IPO. The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. The Company recorded goodwill of approximately $22.3 million relating to the excess of the fair market value of ADI's assets over the purchase price paid for ADI, which will be amortized over 20 years and result in approximately $1.1 million in amortization expense per year. Since the goodwill associated with the ADI Acquisition will not be amortized for tax purposes, the Company expects its effective tax rate shown on its financial statements to increase significantly as a result of the ADI Acquisition. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

    The pro forma unaudited results of operations for the three months ended July 31, 1997 and 1996, assuming consummation of the purchase of ADI as of May 1, 1996, utilizing interim financing of $45.5 million under the Company's bank credit facility and reflecting extinguishment of debt of Dailey and ADI (except for capitalized leases) are as follows:

                                                  THREE MONTHS ENDED JULY 31,
                                                    1997              1996
                                                    ----              ----
                                                   (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)
Revenues    . . . . . . . . . . . . . . .        $ 27,234         $  21,905
Net income (loss) . . . . . . . . . . . .          (1,747)              595
Net income (loss) per common share. . . .           (0.19)             0.09

         The pro forma information for the three months ended July 31, 1997 and 1996, includes adjustments for additional depreciation and amortization expense associated with the purchase price allocation using a 20 year life for goodwill and an average life of eight years for fixed assets, increased interest expense for the additional borrowings under the credit facility as if they were incurred at the beginning of the period and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the acquisition been affected on the assumed dates or the results of operations for any future period.

4.       REVENUE-PRODUCING TOOLS AND INVENTORY

                                                           JULY 31,   APRIL 30,
                                                            1997        1997
                                                          ---------   ---------
                                                              (IN THOUSANDS)
Revenue-producing tools . . . . . . . . . . . . . . . .   $ 80,484    $ 56,622
Accumulated depreciation  . . . . . . . . . . . . . . .    (33,836)    (32,503)
                                                          ---------   ---------
                                                            46,648      24,119
Inventory:
   Components, subassemblies and expendable parts   . .     16,011      11,293
   Rental tools and expendable parts under production        1,469       1,261
   Raw materials  . . . . . . . . . . . . . . . . . . .        925         815
                                                          ---------   ---------
                                                            18,405      13,369
                                                          ---------   ---------
   Revenue-Producing Tools and Inventory  . . . . . . .   $ 65,053    $ 37,488
                                                          ========    ========

5.       STOCK OPTIONS AND AWARDS

         No stock options were granted or exercised during the three months ended July 31, 1997.

         On May 31, 1997, 180,000 shares of restricted stock awards granted during fiscal 1997 vested at $6.625 per share and on June 23, 1997, 45,000 shares of restricted stock awards granted during fiscal 1997 vested at $7.00 per share. The vesting resulted in the recording of $478,000 in non-cash compensation expense for the three months ended July 31, 1997.

6.       BORROWING ARRANGEMENTS


         Long-term debt consisted of the following:

                                                JULY 31,    APRIL 30,
                                                 1997         1997
                                                -------      -------
                                                      (IN THOUSANDS)

Note payable to a bank  . . . . . . . . .       $45,500      $ 6,778
Other notes payable . . . . . . . . . . .           772           88
                                                -------      -------
                                                 46,272        6,866
Less current portion of long-term debt  .           616        1,711
                                                -------      -------
    Total long-term debt  . . . . . . . .       $45,656      $ 5,155
                                                =======      =======

         At July 31, 1997, the Company had a $45.5 million note payable to a bank with scheduled maturities within the next 12 months of $1.4 million. The Company excluded the $1.4 million from current liabilities because, on August 19, 1997, the Company issued $115.0 million of 9.75% Senior Notes due 2007 at a discount of 0.785%, and a portion of the proceeds was used to repay the note payable to a bank.

7.       REORGANIZATION

         In June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations (the "Management Reorganization"). As a result, the Company incurred a $2.5 million restructuring charge during the three months ended July 31, 1997 associated primarily with staff reductions, severance settlements and various reorganization costs.

                        DAILEY PETROLEUM SERVICES CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include, but are not limited to, future capital expenditure plans, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oilfield services industry, including demand for the Company's drilling services and downhole tools, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

         Among the factors that have a direct bearing on the Company's results of operations and the oilfield service industry in which it operates are changes in the price of oil and natural gas; the impact of competitive products and pricing; product demand and acceptance risks, including product obsolescence risks, the presence of competitors with greater financial resources; operating risks inherent in the oilfield service industry, including risks of environmental liability; risks associated with the ADI Acquisition, including failure to successfully manage the Company's growth and integrate the operations of ADI, substantial leverage following the ADI Acquisition and the private placement of the Senior Notes; reliance on independent international agents for the distribution of certain of its downhole tools; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools; world-wide political stability and economic growth and other risks associated with international operations, including foreign exchange risk, the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

RECENT DEVELOPMENTS

         ADI Acquisition. The Company's operations and future results will be significantly impacted by the acquisition of Air Drilling International, Inc. ("ADI", the "ADI Acquistion") on June 20, 1997. Dailey acquired ADI for $46.4 million, including the repayment of approximately $16.8 million in indebtedness (the "ADI Debt"). As a result of the ADI Acquisition, the Company became a leading worldwide provider of air drilling services for underbalanced drilling applications.

         The Company expects to experience significant revenue growth as a result of the ADI Acquisition. The ADI Acquisition also will significantly expand the Company's presence internationally, primarily in Canada where the Company previously did not derive a significant amount of revenues.

         The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. The Company recorded goodwill of approximately $22.3 million relating to the excess of the fair market value of ADI's assets over the purchase price paid for ADI, which will be amortized over 20 years and result in approximately $1.1 million in amortization expense during the year. Since the goodwill associated with the ADI Acquisition will not be amortized for tax purposes, the Company expects its effective tax rate shown on its financial statements to increase significantly as a result of the ADI Acquisition. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

         Senior Note Offering and Credit Facility. In order to finance the ADI Acquisition, the Company amended its Amended and Restated Credit Agreement that provided for a term loan (the "Term Loan") and a revolving line of credit (the "Revolving Credit Line") to increase the outstanding principal balance of the term loan to $41.5 million and the maximum amount available for borrowings under the Revolving Credit Line to $15.0 million. On August 19, 1997, the Company issued, pursuant to a private placement, $115 million of senior notes (the "Senior Notes") at a discount of 0.785% (the "Note Offering"). The net proceeds from the Note Offering were approximately $109.6, a portion of which was utilized to repay the outstanding balance under the Term Loan and the Revolving Credit Line. The Note Offering significantly increased the Company's debt levels above those existing in prior periods and will result in a significantly higher level of interest expense and increased percentage of cash flow being used for debt service, which may limit the Company's ability to obtain additional debt financing for future acquisitions and capital expenditures.

         June 1997 Management Reorganization. Following the ADI Acquisition in June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations (the "Management Reorganization"). As a result, the Company incurred a $2.5 million restructuring charge during the three months ended July 31, 1997, associated primarily with staff reductions, severance settlements and various reorganization costs. The Company does not expect to incur any additional restructuring charges relating to the Management Reorganization. The Company expects the Management Reorganization to result in annual savings of approximately $1.8 million, although there can be no assurance in this regard.

         1996 Initial Public Offering. The Company's operations during the three months ended July 31, 1997 reflect the effects of the Company's initial public offering (the "1996 IPO"). Dailey's net proceeds of $27.6 million from the 1996 IPO were utilized to repay debt to affiliates of Dailey, to acquire certain business assets and to increase Dailey's inventory of downhole tools. Utilization of these additional tools increased Dailey's revenues for the three months ended July 31, 1997 compared to the same three months last year, and are expected to impact future periods as such tools continue to be utilized in the Company's business.

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

         The Company derives revenues from rentals of air drilling equipment used for underbalanced drilling applications including compressors, boosters, mist pumps and related equipment, which are typically rented at an hourly or daily rate. The Company also derives revenues by providing specially trained personnel to operate its air drilling equipment, who are typically billed on a per person/per day basis.

         The operating costs associated with Dailey's rentals consist primarily of expenses associated with depreciation, transportation, maintenance and repair and related direct overhead. The costs associated with Dailey's sales of products and services consist primarily of the undepreciated portion of the capitalized cost of its downhole tools sold or lost-in-hole and the salaries and related costs associated with Dailey's directional drillers and MWD technicians. Operating costs associated with the Company's revenues derived from underbalanced drilling services consist primarily of expenses associated with depreciation, transportation, maintenance and repair and related direct overhead, and the salaries and related costs of the Company's air drilling technicians.

Quarter Ended July 31, 1997 Compared to the Quarter Ended July 31, 1996

         Rental Income. Rental income for the three months ended July 31, 1997 was $15.6 million, an increase of 29% from $12.1 million for the same three months last year. This increase in revenue was due to the introduction of additional directional drilling equipment acquired with proceeds from the 1996 IPO and increased demand for these products and services primarily in the United States Gulf Coast region and the Gulf of Mexico which resulted in a $
1.7 million increase in rentals. In addition, revenue from the rental of drilling jars and related products increased $823,000 in the United States primarily due to a 23% increase in the average domestic rig count during the period compared to the same period last year and $935,000 internationally, primarily in Indonesia, Australia and Venezuela, as the result of increased drilling activity.

         Sales of Products and Services. Sales of products and services for the three months ended July 31, 1997 were $4.5 million, a decrease of 2% from $4.6 million for the same three months last year. This decrease in revenue was primarily the result of a decrease in tools lost-in-hole of $189,000 and a decrease in sales of mechanical jars of $380,000. This decrease in revenue was partially offset by increased revenue from directional services of $407,000 primarily in the United States Gulf Coast Region, the Gulf of Mexico and Venezuela and a nominal increase from ADI revenue being included in operating results since June 20, 1997.

         Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the three months ended July 31, 1997 was $2.9 million resulting from ADI revenue being included in operating results since June 20, 1997.

         Cost of Rentals. Cost of rentals for the three months ended July 31, 1997 was $10.6 million, an increase of 14% from $9.3 million for the same three months last year. This increase in cost was due primarily to increased variable costs, primarily tool repair costs and third party tool charges, associated with increased rental activity in regions where the Company had an existing operating and administrative infrastructure. As a result, margins increased from 23% for the three months ended July 31, 1996 to 32% for the three months ended July 31, 1997 due to the fixed nature of the Company's cost base.

         Cost of Products and Services. Cost of products and services for the three months ended July 31, 1997 was $3.0 million, which was a $471,000 increase from the same three months last year including a nominal increase due to ADI. The margin on sales of products and services for the three months ended July 31, 1997 was 34% compared to 45% for the same three months last year. This decrease in the margin was primarily due to decreased higher margin export sales of mechanical jars and tools lost-in-hole combined with increased revenues from lower margin directional drilling services.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the three months ended July 31, 1997 was $1.8 million resulting from the ADI Acquisition in June 1997.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended July 31, 1997 were $4.2 million, a 45% increase from $2.9 million for the same three months last year. This increase was primarily the result of increased compensation expense related to salary increases and incentive compensation programs combined with the inclusion of ADI expenses since June 20, 1997.

         Reorganization Costs. Reorganization costs for the three months ended July 31, 1997 were $2.5 million. In June 1997, a cost-reduction program was implemented to flatten the corporate management structure and streamline operations. The reorganization costs primarily consist of the cost of staff reductions, severance settlements and various restructuring costs. The Company expects the reorganization to result in annual savings of approximately $1.8 million, although there can be no assurance in this regard.

         Non-cash Compensation. Non-cash compensation for the three months ended July 31, 1997 was $478,000 which related soley to the accelerated vesting of restricted stock that had been granted to certain executive officers of the Company in connection with the 1996 IPO. The Company currently does not have any issued, unvested restricted stock that will result in compensation expense in future periods; however, there can be no assurance that additional non-cash compensation will not be granted to the Company's executive officers in the future.

         Interest Expense - Non-affiliate. Interest expense for the three months ended July 31, 1997 was $423,000 compared to $202,000 for the same three months last year. This increase is the result of a significant increase in debt related to the ADI Acquisition.

         Income Tax Provision (Benefit). The provision for income taxes for the three months ended July 31, 1997 was a benefit of $83,000, a decrease from $584,000 of expense for the same three months last year. The decrease in tax expense was due to a decrease in income before income taxes of $1.7 million partially offset by a change in the effective tax rate from 38% to 44% due to increased state income taxes and the non-deductibility of goodwill from the ADI Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. Cash used by operating activities was $454,000 during the three months ended July 31, 1997. Sources of cash included net proceeds from the issuance of debt of $45.5 million, $815,000 from revenue-producing tools lost-in-hole, abandoned and sold and $931,000 from proceeds from the sale of property and equipment. Principal uses of cash for the three months were to fund acquisitions (net of cash acquired) of $46.2 million, repayment of bank debt of $6.8 million, repurchase treasury stock of $813,000 and fund capital expenditures of $6.4 million. During the past several years, working capital requirements have been funded through cash generated from operations, credit facilities and asset sales.

         Senior Notes. On August 19, 1997, the Company issued Senior Notes to qualified institutional buyers and accredited investors in a private placement. The Senior Notes were issued at a discount of 0.785%. The net proceeds from the issuance of the Senior Notes of approximately $109.6 million were used to repay the $45.5 million outstanding under the Term Loan and Revolving Credit Line. The remaining proceeds will be used to fund planned capital expenditures related to downhole tools and directional and air drilling operations, finance acquisitions and for general working capital purposes. The Senior Notes bear interest at 9.75% payable semi-annually on February 15 and August 15 of each year commencing February 15, 1998. The Senior Notes mature August 15, 2007 but are redeemable at the option of the Company on or after August 15, 2002. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's domestic subsidiaries. The Senior Notes contain affirmative and negative covenants customary in such private placements, including limitations on dividends, distributions and other restricted payments and limitations on additional indebtedness unless certain pro forma coverage ratios are met.

         Revolving Credit Line. The Company currently does not have any outstanding borrowings under its Revolving Credit Line. Borrowings under the Revolving Credit Line are limited to the lesser of $15.0 million or a loan formula based upon the level of eligible accounts receivable. The Revolving Credit Line is collateralized by substantially all of the Company's and its subsidiaries' assets. It contains restrictive covenants and events of defaults customary in loan transactions of that type.

         Capital Expenditures. Capital expenditures of approximately $6.4 million were made during the three months ended July 31, 1997. Of this amount, $4.1 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. Capital expenditures during the next nine months are expected to be approximately $17.7 million. The Company believes it has available resources through internally generated cash flow, availability under the Revolving Credit Line and the remaining proceeds from the 1996 IPO and the Notes Offering to fund operations for at least the next 12 months. In addition, as part of its business strategy, the Company is continuing to analyze potential acquisitions of complementary businesses and assets. The Company expects to fund any future acquisitions utilizing a portion of its availability under the Revolving Credit Line as well as proceeds from the Note Offering; however, depending upon the size of any future acquisition, the Company may need additional financing to fund such acquisitions.

         Future Acquisitions. As consolidation of the oilfield services industry continues in response to increased demand for companies offering a broad range of services, the Company intends to continue expanding its products and services through strategic acquisitions. The Company continuously evaluates potential acquisition candidates in the oilfield services industry, including companies providing directional drilling, underbalanced drilling, fishing and enhanced recovery services, as well as companies supplying specialized downhole tools and equipment to the oil and gas industry. In connection with any future acquisitions, the Company may be required to incur substantial indebtedness to finance such acquisitions and may also issue equity securities or convertible securities. Although the Company currently has no agreement or understanding with any specific entities, the Company is reviewing several attractive acquisition opportunities that, if consummated, would allow it to continue to expand the breadth of scope of the products and services it offers as well as create additional crossmarketing opportunities for internal growth.

         Income Taxes. At July 31, 1997, the Company had foreign tax carryforwards of approximately $1.9 million. These carryforwards are available to offset future income of the Company, but will begin to expire in 1999.

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

                          PART II - OTHER INFORMATION




ITEM 1.      LEGAL PROCEEDINGS

         None

ITEM 2.      CHANGES IN SECURITIES

                 On August 19, 1997, the Company issued $115 million of Senior Notes pursuant to a private placement to qualified institutional buyers and accredited investors. The Senior Notes contain customary affirmative and negative covenants, including limitations on restrictive payments, including dividends and distributions to the Company's stockholders. In addition, in connection with the Company's acquisition of ADI, the Company amended the Term Loan and Revolving Credit Line. As amended, such credit facilities prohibit the Company from paying dividends or making cash distributions to its stockholders.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.      OTHER INFORMATION

         None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit
         Number                            Title or Description
         ------                            --------------------
         *4.1             Indenture dated August 19, 1997, by and between the
                          Company, the Subsidiary Guarantors and the U.S. Trust
                          Company of Texas, N.A. relating to the Company's 9.75%
                          Senior Notes Due 2007.

           *4.2           Form of Note for the Company's Senior Notes Due 2007
                          (included in Exhibit A to Exhibit 4.1).

           10.1           Stock Purchase and Sale Agreement dated May 8, 1997
                          (the "Stock Purchase Agreement"), by and among the Company, ADI, the Shareholders of ADI, and the Preferred Shareholders of Air Drilling Services, Inc.
                          (incorporated by reference from the Company's Current
                          Report on Form 8-K dated June 20, 1997).

           10.2           First Amendment to Stock Purchase Agreement dated May
                          30, 1997, by and among the Company, ADI, the Shareholders of ADI, and the Preferred Shareholders of Air Drilling Services, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated
                          June 20, 1997).

           10.3           Escrow Agreement dated June 20, 1997, by and among the
                          Company, the Shareholders and Warrantholders of ADI
                          (the "Shareholders"), and U.S. Trust Company of Texas,
                          N.A. (the "Escrow Agent"). (incorporated by reference from the Company's Current Report on Form 8-K dated
                          June 20, 1997).

           10.4           Third Amendment and Restated Loan Agreement dated June
                          20, 1997 (the "Loan Agreement"), by and between the
                          Company, the financial institutions from time to time a party thereto, and Wells Fargo Bank (Texas), National Association, as Agent (incorporated by referenced from the Company's Current Report on Form
                          8-K dated June 20, 1997).

           10.5           Third Amended and Restated Commercial Security
                          Agreement dated June 20, 1997, between Wells Fargo
                          Bank (Texas), National Association, as Agent, the
                          Banks from time to time a party to the Loan Agreement and the Company. (incorporated by reference from the Company's Current Report Form 8-K dated June 20,
                          1997).

           10.6           Form of Guaranty Agreement dated June 20, 1997 between
                          Wells Fargo Bank (Texas), National Association, as
                          Agent, the Banks from time to time a party to the Loan
                          Agreement and each of the following subsidiaries of the Company: Dailey International, Inc. Dailey
                          Petroleum Sales Corp., International Petroleum Sales
                          Corp., Colombia Petroleum Services Corp., Dailey
                          Worldwide Oil Tools, Corp., Dailey Environmental
                          Remediation and Technologies, Inc., Air Drilling
                          International, Inc., Air Drilling Services, Inc.,
                          Canadian Air Drilling Services Ltd., and Specialty
                          Testing and Consultants Ltd. (incorporated by reference from the Company's Current Report on Form 8-
                          K dated June 20, 1997).

           10.7 Form of Security Pledge Agreement dated June 20, 1997, between Wells Fargo Bank (Texas), National
                          Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following:
                          the Company; Air Drilling International, Inc., and Air
                          Drilling Services, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated
                          June 20, 1997).

           10.8           Form of Subsidiary Commercial Security Agreement dated
                          June 20, 1997, between Wells Fargo Bank (Texas)
                          National Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following subsidiaries of the Company: Dailey
                          International, Inc., Dailey Petroleum Sales Corp.,
                          International Petroleum Sales Corp., Colombia
                          Petroleum Services Corp., Dailey Worldwide Oil Tools
                          Corp., Dailey Environmental Remediation and
                          Technologies, Inc., Air Drilling International, Inc.,
                          Air Drilling Services, Inc., Canadian Air Drilling
                          Services Ltd., and Specialty Testing and Consultants
                          Ltd.  (incorporated by reference from the Company's
                          Current Report on Form 8-K dated June 20, 1997).

         **10.9           Grant of Lease dated May 18, 1995, as amended on June
                          15, 1996, between Canadian Air Drilling Services, Ltd.
                          and Malhotra Enterprises, Ltd. for real property located at Nisku Industrial Park, AB.

         **10.10          Industrial Lease Agreement dated July 3, 1996 between
                          Air Drilling Services, Inc. and Melodi Lane
                          Investments, L.L.C for property located at 2122 Melodi
                          Lane, Casper, Wyoming, as amended on June 20, 1997.

         **10.11 Master Equipment Lease Agreement dated July 3, 1996, between Melodi Lane Investments, L.L.C., as lessor, and Air Drilling Services, Inc. as lessee.

         **10.12          Obligation of Air Drilling Services, Inc., Canadian
                          Air Drilling Services Ltd., and Specialty Testing &
                          Consulting Ltd., under a certain Agreement dated
                          February 1, 1993, to share equally in the payment of a certain Promissory Note dated December 6, 1993 and issued by Chaman Malhotra and Aruna Malhotra to Southern Pacific Thrift and Loan Assn.

         **10.13          Employment Agreement between the Company and Chaman
                          Malhotra dated June 20, 1997.

         **10.14          Employment Agreement between the Company and Tommy
                          Ramsay dated June 20, 1997.

         **10.15 Executive Employment Agreement dated July 18, 1997 with Dwight Goolsbay.

         **10.16 Executive Employment Agreement dated July 18, 1997 with Martin Lyons.

         **10.17 Management Employment Agreement dated July 18, 1997 with Chet Brame.

         **10.18 Equipment Lease Agreement dated November 1, 1996, as amended, between Malhotra Enterprises and Specialty
                          Testing & Consulting, Ltd.

          *10.19 Registration Rights Agreement dated August 19, 1997 relating to the Senior Notes.

         **10.20          Employment Agreement with Mike Torres dated July 18,
                          1997.

          *27.1           Financial Data Schedule.


         *                Filed herewith.
         ** Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1997.


         (b)  Reports on Form 8-K

                          The Company filed a Form 8-K dated June 20, 1997 to
                 report the acquisition of Air Drilling International, Inc. Such Form 8-K was amended in September 1997, to include the following financial statements: (i) audited consolidated balance sheet of ADI and its subsidiaries as of December 31, 1996 and 1995; (ii) audited consolidated statements of operations of ADI and its subsidiaries for the year ended December 31, 1996 and the period from May 19, 1995 (Inception) through December 31, 1995; (iii) audited combined balance sheets of Air Drilling Services, Inc., Canadian Air Drilling Services Ltd., Specialty Testing & Consultants Ltd and Global Air Drilling Services as of May 18, 1995; (iv) audited combined statements of income for Air Drilling Services, Inc., Canadian Air Drilling Services Ltd, Specialty Testing & Consultants Ltd and Global Air Drilling Services for the period from January 1, 1995 through May 18, 1995; (v) unaudited consolidated balance sheet and statement of operations of ADI and its subsidiaries as of and for the four months ending April 30, 1997; and (vi) pro forma statement of operations for Dailey for the twelve months ended April 30, 1997.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Dailey Petroleum Services Corp.
                                                  (Registrant)



Date:   September 15, 1997                 /s/ DAVID T. TIGHE
                                           --------------------------------
                                           David T. Tighe
                                           Senior Vice President &
                                           Chief Financial Officer
                                                 and authorized to sign on
                                                 behalf of the Registrant

                              INDEX TO EXHIBITS


         Exhibit
         Number                            Title or Description
         ------                            --------------------
           *4.1           Indenture dated August 19, 1997, by and between the
                          Company, the Subsidiary Guarantors and the U.S. Trust
                          Company of Texas, N.A. relating to the Company's 9.75%
                          Senior Notes Due 2007.

           *4.2           Form of Note for the Company's Senior Notes Due 2007
                          (included in Exhibit A to Exhibit 4.1).

           10.1           Stock Purchase and Sale Agreement dated May 8, 1997
                          (the "Stock Purchase Agreement"), by and among the Company, ADI, the Shareholders of ADI, and the Preferred Shareholders of Air Drilling Services, Inc.
                          (incorporated by reference from the Company's Current
                          Report on Form 8-K dated June 20, 1997).

           10.2           First Amendment to Stock Purchase Agreement dated May
                          30, 1997, by and among the Company, ADI, the Shareholders of ADI, and the Preferred Shareholders of Air Drilling Services, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated
                          June 20, 1997).

           10.3           Escrow Agreement dated June 20, 1997, by and among the
                          Company, the Shareholders and Warrantholders of ADI
                          (the "Shareholders"), and U.S. Trust Company of Texas,
                          N.A. (the "Escrow Agent"). (incorporated by reference from the Company's Current Report on Form 8-K dated
                          June 20, 1997).

           10.4           Third Amendment and Restated Loan Agreement dated June
                          20, 1997 (the "Loan Agreement"), by and between the
                          Company, the financial institutions from time to time a party thereto, and Wells Fargo Bank (Texas), National Association, as Agent (incorporated by referenced from the Company's Current Report on Form
                          8-K dated June 20, 1997).

           10.5           Third Amended and Restated Commercial Security
                          Agreement dated June 20, 1997, between Wells Fargo
                          Bank (Texas), National Association, as Agent, the
                          Banks from time to time a party to the Loan Agreement and the Company. (incorporated by reference from the Company's Current Report Form 8-K dated June 20,
                          1997).

           10.6           Form of Guaranty Agreement dated June 20, 1997 between
                          Wells Fargo Bank (Texas), National Association, as
                          Agent, the Banks from time to time a party to the Loan
                          Agreement and each of the following subsidiaries of the Company: Dailey International, Inc. Dailey
                          Petroleum Sales Corp., International Petroleum Sales
                          Corp., Colombia Petroleum Services Corp., Dailey
                          Worldwide Oil Tools, Corp., Dailey Environmental
                          Remediation and Technologies, Inc., Air Drilling
                          International, Inc., Air Drilling Services, Inc.,
                          Canadian Air Drilling Services Ltd., and Specialty
                          Testing and Consultants Ltd. (incorporated by reference from the Company's Current Report on Form 8-
                          K dated June 20, 1997).

           10.7 Form of Security Pledge Agreement dated June 20, 1997, between Wells Fargo Bank (Texas), National
                          Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following:
                          the Company; Air Drilling International, Inc., and Air
                          Drilling Services, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated
                          June 20, 1997).

           10.8           Form of Subsidiary Commercial Security Agreement dated
                          June 20, 1997, between Wells Fargo Bank (Texas)
                          National Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following subsidiaries of the Company: Dailey
                          International, Inc., Dailey Petroleum Sales Corp.,
                          International Petroleum Sales Corp., Colombia
                          Petroleum Services Corp., Dailey Worldwide Oil Tools
                          Corp., Dailey Environmental Remediation and
                          Technologies, Inc., Air Drilling International, Inc.,
                          Air Drilling Services, Inc., Canadian Air Drilling
                          Services Ltd., and Specialty Testing and Consultants
                          Ltd.  (incorporated by reference from the Company's
                          Current Report on Form 8-K dated June 20, 1997).

         **10.9           Grant of Lease dated May 18, 1995, as amended on June
                          15, 1996, between Canadian Air Drilling Services, Ltd.
                          and Malhotra Enterprises, Ltd. for real property located at Nisku Industrial Park, AB.

         **10.10          Industrial Lease Agreement dated July 3, 1996 between
                          Air Drilling Services, Inc. and Melodi Lane
                          Investments, L.L.C for property located at 2122 Melodi
                          Lane, Casper, Wyoming, as amended on June 20, 1997.

         **10.11 Master Equipment Lease Agreement dated July 3, 1996, between Melodi Lane Investments, L.L.C., as lessor, and Air Drilling Services, Inc. as lessee.

         **10.12          Obligation of Air Drilling Services, Inc., Canadian
                          Air Drilling Services Ltd., and Specialty Testing &
                          Consulting Ltd., under a certain Agreement dated
                          February 1, 1993, to share equally in the payment of a certain Promissory Note dated December 6, 1993 and issued by Chaman Malhotra and Aruna Malhotra to Southern Pacific Thrift and Loan Assn.

         **10.13          Employment Agreement between the Company and Chaman
                          Malhotra dated June 20, 1997.

         **10.14          Employment Agreement between the Company and Tommy
                          Ramsay dated June 20, 1997.

         **10.15 Executive Employment Agreement dated July 18, 1997 with Dwight Goolsbay.

         **10.16 Executive Employment Agreement dated July 18, 1997 with Martin Lyons.

         **10.17 Management Employment Agreement dated July 18, 1997 with Chet Brame.

         **10.18 Equipment Lease Agreement dated November 1, 1996, as amended, between Malhotra Enterprises and Specialty
                          Testing & Consulting, Ltd.

          *10.19 Registration Rights Agreement dated August 19, 1997 relating to the Senior Notes.

         **10.20          Employment Agreement with Mike Torres dated July 18,
                          1997.

          *27.1           Financial Data Schedule.


         *                Filed herewith.
         ** Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1997.