Form 10-Q
period 1997-10-31
DAILEY PETROLEUM SERVICES CORP
filed 1997-12-15
CIK 1015360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Number               001-11963
                       ---------------------------------------------------------

                            Dailey International Inc.
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

                         Dailey Petroleum Services Corp.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      x                No
                                           -----                  -----

Number of shares outstanding of issuer's Class A Common Stock as of December 9, 1997 was 4,253,598.

                            DAILEY INTERNATIONAL INC.
                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 1997


                                      INDEX


                                                                                           PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets - October 31, 1997 and April 30, 1997                          1

   Consolidated statements of operations - Three months and six months ended
                  October 31, 1997 and 1996                                                   2

   Consolidated statements of cash flows - Six months ended October 31, 1997 and 1996         3

   Notes to consolidated financial statements - October 31, 1997                            4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          8 - 16

PART II. OTHER INFORMATION                                                                 17 - 18

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                                     19

                            DAILEY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                            OCTOBER 31,   APRIL 30,
                                                               1997          1997
                                                             ---------    ---------
                                                            (UNAUDITED)
ASSETS:
Current assets:
         Cash and cash equivalents .......................   $  59,611    $  15,200
         Accounts receivable, net ........................      36,877       18,606
         Other current assets ............................       3,455        1,850
                                                             ---------    ---------
         Total current assets ............................      99,943       35,656
Revenue-producing tools and inventory, net ...............      69,961       37,488
Property and equipment, net ..............................       6,417        5,622
Deferred income taxes ....................................          --        1,959
Accounts receivable from officer .........................         250          250
Goodwill, net ............................................      21,736          825
Intangibles and other assets .............................       5,775          559
                                                             ---------    ---------
         Total assets ....................................   $ 204,082    $  82,359
                                                             =========    =========
Liabilities and Stockholders' Equity:
Current liabilities:
         Accounts payable and accrued liabilities ........   $  19,121    $   8,324
         Accounts payable to affiliates ..................         697          442
         Income taxes payable ............................       3,067        3,241
         Current portion of long-term debt ...............          76        1,711
                                                             ---------    ---------
         Total current liabilities .......................      22,961       13,718
Long-term debt ...........................................     114,217        5,155
Deferred income taxes ....................................         832           --
Other noncurrent liabilities .............................         997          159
Commitments and contingencies
Stockholders' equity:
         Common stock ....................................          95           93
         Treasury stock (144,000 shares) .................      (1,047)        (234)
         Paid-in capital .................................      41,213       39,972
         Retained earnings ...............................      24,814       23,496
                                                             ---------    ---------
         Total stockholders' equity ......................      65,075       63,327
                                                             ---------    ---------
         Total liabilities and stockholders' equity ......   $ 204,082    $  82,359
                                                             =========    =========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         OCTOBER 31,                 OCTOBER 31,
                                                --------------------------    --------------------------
                                                    1997           1996           1997           1996
                                                -----------    -----------    -----------    -----------
REVENUES:
      Rental income .........................   $    15,660    $    13,056    $    31,262    $    25,175
      Sales of products and services ........         6,904          4,099         11,427          8,736
      Underbalanced drilling services .......         9,010             --         11,904             --
                                                -----------    -----------    -----------    -----------
                                                     31,574         17,155         54,593         33,911

COSTS AND EXPENSES:
      Cost of rentals .......................        11,173          9,540         21,819         18,884
      Cost of products and services .........         3,894          2,263          6,901          4,799
      Cost of underbalanced drilling services         5,695             --          7,536             --
      Selling, general and administrative ...         6,006          3,068         10,224          5,968
      Reorganization costs ..................            --             --          2,453             --
      Non-cash compensation .................            61             --            539             --
      Research and development ..............            42            224            162            399
                                                -----------    -----------    -----------    -----------
                                                     26,871         15,095         49,634         30,050
                                                -----------    -----------    -----------    -----------
Operating income ............................         4,703          2,060          4,959          3,861
Other (income) expense:
      Interest income .......................          (692)          (195)          (814)          (207)
      Interest expense-nonaffiliates ........         2,802            178          3,225            380
      Interest expense-affiliate ............            --             61             --            172
      Other, net ............................            51            (60)           195           (106)
                                                -----------    -----------    -----------    -----------
Income before income taxes ..................         2,542          2,076          2,353          3,622
Income tax provision ........................         1,118            758          1,035          1,342
                                                -----------    -----------    -----------    -----------
Net income ..................................   $     1,424    $     1,318    $     1,318    $     2,280
                                                ===========    ===========    ===========    ===========

Earnings per share ..........................   $      0.15    $      0.15    $      0.14    $      0.32
                                                ===========    ===========    ===========    ===========
Weighted average shares outstanding .........     9,451,656      9,023,065      9,331,627      7,191,532
                                                ===========    ===========    ===========    ===========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED OCTOBER 31,
                                                                            ----------------------------
                                                                                  1997         1996
                                                                             ---------    ---------
OPERATING ACTIVITIES:
Net income ...............................................................   $   1,318    $   2,280
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .......................................       5,534        3,055
     Deferred income taxes ...............................................          34          325
     Provision for doubtful accounts receivable ..........................         268          153
     (Gain)/loss on sale and disposition of property and equipment .......          10          (17)
     Provision for stock awards ..........................................         539           --
     Changes in operating assets and liabilities:
     Accounts receivable - trade .........................................     (11,474)      (5,546)
     Accounts payable to affiliates ......................................         255          611
     Prepaid expenses and other ..........................................      (1,482)      (1,455)
     Accounts payable and accrued liabilities ............................       6,457        5,435
     Income taxes payable ................................................        (614)         515
                                                                             ---------    ---------
Net cash provided by operating activities ................................         845        5,356

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory .......................     (14,102)     (10,724)
Inventory transferred to cost of rentals .................................       3,707        2,894
Revenue-producing tools lost in hole, abandoned, and sold ................       1,520        1,175
Additions to property and equipment ......................................      (4,405)        (966)
Proceeds from sale of property and equipment .............................         607          100
Acquisition, net of cash acquired ........................................     (46,226)          --
                                                                             ---------    ---------
Net cash used in investing activities ....................................     (58,899)      (7,521)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt .......................................     159,597          400
Payments on outstanding debt .............................................     (52,893)      (4,339)
Cost of initial public offering ..........................................          --       (3,496)
Payment of promissory note ...............................................          --       (5,000)
Proceeds from sale of common stock .......................................          --       31,330
Purchase of treasury stock ...............................................        (813)          --
Exercise of stock options ................................................         704           --
Financing costs of Senior Notes...........................................      (4,130)          --
                                                                             ---------    ---------
Net cash provided by financing activities ................................     102,465       18,895

Increase in cash and cash equivalents ....................................      44,411       16,730
Cash and cash equivalents at beginning of period .........................      15,200        1,967
                                                                             ---------    ---------
Cash and cash equivalents at end of period ...............................   $  59,611    $  18,697
                                                                             =========    =========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Dailey International Inc. and its subsidiaries and predecessors ("Dailey" or the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal period. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on July 29, 1997. Certain reclassifications have been made to the April 30, 1997 and October 31, 1996 financial information to conform to the current period presentation.

2.       ORGANIZATION AND PUBLIC OFFERING

         The accompanying consolidated financial statements reflect the operations of Dailey International Inc. (formerly Dailey Petroleum Services Corp.), a Delaware corporation. In June 1996, Dailey Petroleum Services Corp. was merged with Dailey Corporation which was named Dailey Petroleum Services Corp. On October 7, 1997, the Company changed its name to Dailey International Inc. In July 1997, the Company's Board of Directors changed the Company's fiscal year to December 31, effective December 31, 1997.

         The Company is a leading provider of specialty drilling services to the oil and gas industry and designs, manufactures and rents technologically-advanced downhole tools for oil and gas drilling and workover applications. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. In June 1997, the Company acquired Air Drilling International, Inc. ("ADI" and "ADI Acquisition") and, as a result, became a leading provider worldwide of air drilling services for underbalanced drilling applications. The Company operates in one business segment.

         Prior to June 1996, Dailey was a wholly-owned subsidiary of Lawrence Industries, Inc. ("Lawrence"). In June 1996, in preparation for the initial public offering of Class A Common Stock of Dailey, Lawrence reorganized its ownership of the Company into a holding company structure through a forward triangular merger of Dailey Petroleum Services Corp., into a newly-formed, wholly-owned indirect subsidiary of Lawrence, Dailey Corporation (the "Reorganization"), which is now Dailey International Inc. The effect of the forward triangular merger has been reflected retroactively in the accompanying financial statements. In August 1996, the Company completed its initial public offering of 3,910,000 shares of Class A Common Stock (the "1996 IPO").

         Dailey's Restated Certificate of Incorporation provides for three classes of stock: Class A Common Stock, $.01 par (20,000,000 shares authorized, 4,627,598 issued and 4,483,598 outstanding) ("Class A Common Stock"), Class B Common Stock, $.01 par (10,000,000 shares authorized, 5,000,000 shares issued and outstanding) ("Class B Common Stock"), and Preferred Stock, $.01 par (5,000,000 shares authorized, none issued or outstanding). The Board of Directors is empowered to authorize the issuance of Preferred Stock in one or more series and to fix the rights, powers, preferences and limitations of each series. A holder of Class B Common Stock may convert its Class B Common Stock into Class A Common Stock at any time at the ratio of one share of Class A Common Stock for each share of Class B Common Stock. In the event of liquidation, holders of Class A Common Stock and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company available for distribution. In addition, shares of Class B Common Stock convert automatically into a like number of shares of Class A Common Stock upon the sale or transfer of such shares to a person or entity that is not a member of the Lawrence Group (as defined in the Company's Restated Certificate of Incorporation).

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

         The pro forma unaudited results of operations for the three and six months ended October 31,

1997 and 1996, assuming consummation of the purchase of ADI as of May 1, 1996 utilizing interim financing of $45.5 million under the Company's bank credit facility and reflecting extinguishment of debt of Dailey and ADI (except for capitalized leases), are as follows:

                                                         THREE MONTHS ENDED OCTOBER 31,      SIX MONTHS ENDED OCTOBER 31,
                                                             1997            1996                1997           1996
                                                          --------         --------           ---------       ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues   ......................................         $ 31,574         $  22,694           $ 58,808        $ 44,599
Net income (loss)................................            1,424               811               (295)          1,406
Net income (loss) per common share...............             0.15              0.09              (0.03)           0.20

         The pro forma information for the three and six months ended October 31, 1997 and 1996, includes adjustments for additional depreciation and amortization expense associated with the purchase price allocation using a 20 year life for goodwill and an average life of eight years for fixed assets, increased interest expense for the additional borrowings under the credit facility as if they were incurred at the beginning of the period and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the acquisition been affected on the assumed dates or the results of operations for any future period.

4.       REVENUE-PRODUCING TOOLS AND INVENTORY

                                                                     OCTOBER 31,  APRIL 30,
                                                                        1997        1997
                                                                      --------    --------
                                                                          (In Thousands)
Revenue-producing tools ...........................................   $ 85,799    $ 56,622
Accumulated depreciation ..........................................    (35,664)    (32,503)
                                                                      --------    --------
                                                                        50,135      24,119
Inventory:
    Components, subassemblies and expendable parts ................     17,052      11,293
    Rental tools and expendable parts under production ............      1,771       1,261
    Raw materials .................................................      1,003         815
                                                                      --------    --------
                                                                        19,826      13,369
                                                                      --------    --------
          Revenue-Producing Tools and Inventory ...................   $ 69,961    $ 37,488
                                                                      ========    ========

5.       STOCK OPTIONS AND AWARDS

         Prior the 1996 IPO, the Company established its 1996 Key Employee Stock Plan (the "1996 Plan") and its 1996 Non-Employee Director Stock Option (the "1996 Director Plan"). Pursuant to the 1996 Plan, the Board of Directors of the Company are authorized to issue up to 900,000 shares of the Company's Class A Common Stock. On October 7, 1997, the Board of Directors approved the 1997 Long-Term Incentive Plan (the "1997 Plan"). Pursuant to the 1997 Plan, the Board of Directors of the Company are authorized to issue up to 720,000 shares of the Company's Class A Common Stock.

         Option activity for the six months ended October 31, 1997 was as follows:

                                                                             WEIGHTED AVERAGE
                                                NUMBER OF OPTIONS             EXERCISE PRICE
                                                -----------------             --------------
Outstanding at April 30, 1997                         534,129                    $  8.32
  Granted

         1996 Director Plan at fair value of $13.25    20,000                      13.25

         1997 Plan at fair value of $6.30 to $13.25   150,000                       6.84

  Exercised

         1996 Plan                                    (82,598)                      8.84
                                                      =======                    =======
Outstanding at October 31, 1997                       621,531                    $  8.08
                                                      =======                    =======


The options granted have an exercisable life between one and three years from the date of grant.

     Restricted stock activity for the six months ended October 31, 1997 was as follows:

                                            NUMBER OF RESTRICTED SHARES
                                            ---------------------------
Outstanding at April 30, 1997                         55,197
  Granted

         1997 Plan at fair value of $12.75           230,000

  Vested

         1996 Plan                                   (55,197)

         1997 Plan                                    (4,792)
                                                     =======
Outstanding at October 31, 1997                      225,208
                                                     =======


The 230,000 shares granted pursuant to the 1997 Plan will vest over a four year period. The shares vested during the six months ended October 31, 1997 resulted in $539,000 of non-cash compensation expense.


6.       BORROWING ARRANGEMENTS

                                                OCTOBER 31,         APRIL 30,
                                                   1997               1997
                                               ------------       -----------
                                                         (IN THOUSANDS)
Senior Notes................................   $    114,116       $       ---
Note payable to a bank......................            ---             6,778
Other notes payable.........................            177                88
                                               ------------        ----------
                                                    114,293             6,866
Less current portion of long-term debt......             76             1,711
                                               ------------        ----------
         Total long-term debt...............   $    114,217        $    5,155
                                               ============        ==========

         On August 19, 1997, the Company issued $115.0 million of 9.75% Senior Notes due 2007 at a discount of 0.785%, and a portion of the proceeds was used to repay the note payable to a bank.

7.       REORGANIZATION

         In June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations (the "Management Reorganization"). As a result, the Company incurred a $2.5 million restructuring charge during June 1997 associated primarily with staff reductions, severance settlements and various reorganization costs.

8.       SUBSEQUENT EVENTS

         On December 11, 1997, the Company signed an agreement to acquire substantially all of the assets of Directional Wireline Services, Inc. ("DWS"), DAMCO Tong Services, Inc. and DAMCO Services, Inc. (collectively, "DAMCO", and with DWS, the "Companies"), which are headquartered in Houma, Louisiana. The Companies provide specialized drilling, workover, completion and production services to the Gulf of Mexico and Nigerian markets. The aggregate purchase price for the Companies is $61 million and the acquisition is expected to be accounted for utilizing the purchase method of accounting.

                            DAILEY INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           From time to time, the Company may make certain statements that contain "forward- looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include, but are not limited to, future capital expenditure plans, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oilfield services industry, including demand for the Company's drilling services and downhole tools, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

         Among the factors that have a direct bearing on the Company's results of operations and the oilfield service industry in which it operates are changes in the price of oil and natural gas; the impact of competitive products and pricing; product demand and acceptance risks, including product obsolescence risks, the presence of competitors with greater financial resources; operating risks inherent in the oilfield service industry, including risks of environmental liability; risks associated with the ADI Acquisition and the pending acquisition of DAMCO Services, Inc. ("DSI"), DAMCO Tong Services, Inc. ("DTSI" and with DSI, "DAMCO") and Directional Wireline Services, Inc. ("DWS" and with DAMCO, the "Companies"), including failure to successfully manage the Company's growth and integrate the operations of ADI, substantial leverage following the ADI Acquisition and the private placement of the Senior Notes; reliance on independent international agents for the distribution of certain of its downhole tools; the inability of the Company to realize anticipated cost savings from the Management Reorganization; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools; world-wide political stability and economic growth and other risks associated with international operations, including foreign exchange risk, the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

RECENT DEVELOPMENTS

         Pending DAMCO and DWS Acquisition. On December 11, 1997, the Company signed an agreement to acquire substantially all of the assets of DAMCO and DWS, both of which are headquartered in Houma, Louisiana. The Company believes the acquisitions add new and complementary services to Dailey's existing operations and will result in significant revenue growth. DWS and DAMCO provide specialized drilling, workover, completion and production services to the Gulf of Mexico and Nigerian markets. DWS and DAMCO operate independently, with DWS providing downhole electric wireline and tubing conveyed perforating ("TCP") services and DAMCO providing tubular testing and handling services. The acquisition is subject to customary closing conditions.

         The aggregate purchase price for the Companies is $61 million, which Dailey intends to finance with proceeds from the Senior Notes offering that closed in August 1997, and its existing bank line of credit. DWS and DAMCO had consolidated EBITDA (defined as earnings before interest, taxes, depreciation and amortization) of approximately $8.25 million for the nine months ended September 30, 1997. The acquisition of the Companies is expected to be accounted for utilizing the purchase method of accounting. Goodwill recorded in connection with the acquisition will be amortized over 20 years and is expected to result in a significant increase in the Company's amortization expense.

         ADI Acquisition. The Company's operations and future results have been and will be significantly impacted by the acquisition of Air Drilling International, Inc. ("ADI", the "ADI Acquisition") on June 20, 1997. Dailey acquired ADI for $46.4 million, including the repayment of approximately $16.8 million in indebtedness (the "ADI Debt"). As a result of the ADI Acquisition, the Company became a leading worldwide provider of air drilling services for underbalanced drilling applications.

         The Company has experienced significant revenue growth as a result of the ADI Acquisition. The ADI Acquisition has significantly expanded the Company's presence internationally, primarily in Canada where the Company previously did not derive a significant amount of revenues.

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

         Senior Note Offering and Credit Facility. In order to finance the ADI Acquisition, the Company amended its Amended and Restated Credit Agreement that provided for a term loan (the

"Term Loan") and a revolving line of credit (the "Revolving Credit Line") to increase the outstanding principal balance of the term loan to $41.5 million and the maximum amount available for borrowings under the Revolving Credit Line to $15.0 million. On August 19, 1997, the Company issued, pursuant to a private placement, $115 million of senior notes (the "Senior Notes") at a discount of 0.785% (the "Note Offering"). The net proceeds from the Note Offering were approximately $109.6 million, a portion of which was utilized to repay the outstanding balance under the Term Loan and the Revolving Credit Line. The Note Offering significantly increased the Company's debt levels above those existing in prior periods and has resulted and will result in a significantly higher level of interest expense and increased percentage of cash flow being used for debt service, which may limit the Company's ability to obtain additional debt financing for future acquisitions and capital expenditures. The Company expects to utilize remaining net proceeds from the Note Offering to finance a significant portion of the purchase price for the pending acquisitions of DAMCO and DWS.

         June 1997 Management Reorganization. Following the ADI Acquisition in June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations (the "Management Reorganization"). As a result, the Company incurred a $2.5 million restructuring charge during June 1997, associated primarily with staff reductions, severance settlements and various reorganization costs. The Company does not expect to incur any additional restructuring charges relating to the Management Reorganization.

         1996 Initial Public Offering. The Company's operations during the three and six months ended October 31, 1997 reflect the effects of the Company's initial public offering (the "1996 IPO"). Dailey's net proceeds of $27.6 million from the 1996 IPO were utilized to repay debt to affiliates of Dailey, to acquire certain business assets and to increase Dailey's inventory of downhole tools. Utilization of these additional tools increased Dailey's revenues for the three and six months ended October 31, 1997 compared to the same three and six months last year, and are expected to impact future periods as such tools continue to be utilized in the Company's business.

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

         Revenues from sales of products and services consist of directional drilling services, lost-in- hole charges and sales of its mechanical drilling jars. Revenues from services of Dailey's directional drillers and MWD technicians are generally billed on a per person/per day basis for the time on assignment at the customer's drill site. Although Dailey considers rentals of its downhole drilling motors and MWD equipment to be a significant part of its directional drilling services, revenues from such rentals are currently recorded as rental income for financial statement purposes. Dailey's lost-in-hole revenues consist of replacement charges that Dailey's customers pay each time a Dailey downhole tool is lost-in-hole. Dailey sells mechanical drilling jars in a limited number of international markets, primarily to state-owned oil and gas companies.

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


Three Months Ended October 31, 1997 Compared to the Three Months Ended October 31, 1996

         Rental Income. Rental income for the three months ended October 31, 1997 was $15.7 million, an increase of 20% from $13.1 million for the same three months last year. This increase in revenue was due to the introduction of additional directional drilling equipment acquired with proceeds from the 1996 IPO and increased demand for these products and services primarily in the United States Gulf Coast region and the Gulf of Mexico which resulted in a $ 1.3 million increase in rentals. In addition, revenue from the rental of drilling jars and related products increased $638,000 in the United States primarily due to a 21% increase in the average domestic rig count during the period compared to the same period last year and $756,000 internationally, primarily in Indonesia, Australia and Saudi Arabia, as the result of increased drilling activity.

         Sales of Products and Services. Sales of products and services for the three months ended October 31, 1997 were $6.9 million, an increase of 68% from $4.1 million for the same three months last year. This increase in revenue was primarily the result of $1.2 million of ADI revenue being included in operating results, an increase in tools lost-in-hole of $931,000 and increased revenue from directional services of $501,000 primarily in the United States Gulf Coast Region, the Gulf of Mexico and Venezuela.

         Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the three months ended October 31, 1997 was $9.0 million resulting from ADI revenue being included in operating results for the first time.

         Cost of Rentals. Cost of rentals for the three months ended October 31, 1997 was $11.2 million, an increase of 17% from $9.5 million for the same three months last year. This increase in cost was due primarily to increased variable costs, primarily tool repair costs and third party tool charges, associated with increased rental activity in regions where the Company had an existing operating and administrative infrastructure. As a result, margins increased from 27% for the three months ended October 31, 1996 to 29% for the three months ended October 31, 1997 due to the fixed nature of the Company's cost base.

         Cost of Products and Services. Cost of products and services for the three months ended October 31, 1997 was $3.9 million, which was a $1.6 million increase from the same three months last year. This increase includes $577,000 of ADI costs that were included in operating results for the first time. The margin on sales of products and services for the three months ended October 31, 1997 was 44% compared to 45% for the same three months last year. This decrease in the margin was primarily due to decreased higher margin export sales of mechanical jars combined with increased revenues from lower margin directional drilling services.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the three months ended October 31, 1997 was $5.7 million resulting from ADI costs that were included in operating results for the first time in June 1997.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended October 31, 1997 were $6.0 million, a 96% increase from $3.1 million for the same three months last year. This increase was primarily the result of increased compensation expense related to salary increases and incentive compensation programs, amortization of costs related to the acquisition of ADI and the inclusion of ADI expenses in operating results for the first time of $2.2 million. Cost savings from the Management Reorganization partially offset this increase.

         Non-cash Compensation. Non-cash compensation for the three months ended October 31, 1997 was $61,000 which related to restricted stock that had been granted to certain executive officers of the Company on October 7, 1997 in connection with the 1997 Long-Term Incentive Plan (the "1997 Plan").

         Interest Income. Interest income for the three months ended October 31, 1997 was $692,000 compared to $195,000 for the same three months last year. This increase in interest income was the result of interest earned on temporary, short term investments utilizing funds from the Senior Notes.

         Interest Expense - Non-affiliate. Interest expense for the three months ended October 31, 1997 was $2.8 million compared to $178,000 for the same three months last year. This increase was due to the issuance of the Senior Notes.

         Income Tax Provision. The provision for income taxes for the three months ended October 31, 1997 was $1.1 million, an increase from $758,000 for the same three months last year. The increase in tax expense was due to an increase in income before income taxes of $466,000 and a change in the effective tax rate from 37% to 44% due to increased state income taxes and the non-deductibility of goodwill from the ADI Acquisition.

Six Months Ended October 31, 1997 Compared to the Six Months Ended October 31, 1996

         Rental Income. Rental income for the six months ended October 31, 1997 was $31.3 million, an increase of 24% from $25.2 million for the same six months last year. This increase in revenue was due to the introduction of additional directional drilling equipment acquired with proceeds from the 1996 IPO and increased demand for these products and services primarily in the United States Gulf Coast region and the Gulf of Mexico which resulted in a $3.0 million increase in rentals. In addition, revenue from the rental of drilling jars and related products increased $1.5 million in the United States primarily due to a 24% increase in the average domestic rig count during the period compared to the same period last year and $1.7 million internationally, primarily in Indonesia, Australia and Saudi Arabia, as the result of increased drilling activity.

         Sales of Products and Services. Sales of products and services for the six months ended October 31, 1997 were $11.4 million, an increase of 31% from $8.7 million for the same six months last year. This increase in revenue was primarily the result of $1.3 million of ADI revenue being included in operating results since June 20, 1997, an increase in tools lost-in-hole of $742,000 and increased revenue from directional services of $1.1 million primarily in the United States Gulf Coast Region, the Gulf of Mexico and Venezuela. This increase in revenue was partially offset by a decrease in sales of mechanical jars of $541,000.

         Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the six months ended October 31, 1997 was $11.9 million resulting from ADI revenue being included in operating results for the first time.

         Cost of Rentals. Cost of rentals for the six months ended October 31, 1997 was $21.8 million, an increase of 16% from $18.9 million for the same six months last year. This increase in cost was due primarily to increased variable costs, primarily tool repair costs and commissions, associated with increased rental activity in regions where the Company had an existing operating and administrative infrastructure. As a result, margins increased from 25% for the six months ended October 31, 1996 to 30% for the six months ended October 31, 1997 due to the primarily fixed nature of the Company's cost base.

         Cost of Products and Services. Cost of products and services for the six months ended October 31, 1997 was $6.9 million, which was a $2.1 million increase from the same six months last year, including a $633,000 increase due to ADI being included in operating results for the first time. The margin on sales of products and services for the six months ended October 31, 1997 was 40% compared to 45% for the same six months last year. This decrease in the margin was primarily due to decreased higher margin export sales of mechanical jars combined with increased revenues from lower margin directional drilling services.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the six months ended October 31, 1997 was $7.5 million resulting from ADI being included in operating results for the first time.

 Selling, General and Administrative. Selling, general and administrative expenses for the six months ended October 31, 1997 were $10.2 million, a 71% increase from $6.0 million for the same six months last year. This increase was primarily the result of increased compensation expense related to salary increases and incentive compensation programs, costs related to Dailey's acquisition program, amortization of costs related to the acquisition of ADI and the inclusion of ADI in operating results for the first time. Cost savings from the Mangement Reorganization partially offset this increase.

         Reorganization Costs. Reorganization costs for the six months ended October 31, 1997 were $2.5 million. In June 1997, a cost-reduction program was implemented to flatten the corporate management structure and streamline operations. The reorganization costs primarily consist of the cost of staff reductions, severance settlements and various restructuring costs.

         Non-cash Compensation. Non-cash compensation for the six months ended October 31, 1997 was $539,000 which related to restricted stock that had been granted to certain executive officers of the Company in connection with the 1996 IPO and the 1997 Plan.

         Interest Income. Interest income for the six months ended October 31, 1997 was $814,000 compared to $207,000 for the same six months last year. This increase in interest income was the result of interest earned on temporary, short term investments utilizing funds from the Senior Notes.

         Interest Expense - Non-affiliate. Interest expense for the six months ended October 31, 1997 was $3.2 million compared to $380,000 for the same six months last year. This increase was due to the issuance of the Senior Notes.

         Income Tax Provision. The provision for income taxes for the six months ended October 31, 1997 was $1.0 million, a decrease from $1.3 million of expense for the same six months last year. The decrease in tax expense was due to a decrease in income before income taxes of $1.3 million partially offset by a change in the effective tax rate from 37% to 44% due to increased state income taxes and the non-deductibility of goodwill from the ADI Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. Cash provided by operating activities was $845,000 during the six months ended October 31, 1997. Additional sources of cash included net proceeds from the issuance of debt of $159.6 million, $1.5 million from revenue-producing tools lost-in-hole, abandoned and sold, $704,000 from stock options exercised and $607,000 proceeds from the sale of property and equipment. Principal uses of cash for the six months were to fund acquisitions (net of cash acquired) of $46.2 million, repay bank debt of $52.9 million, purchase treasury stock of $813,000, financing costs of Senior Notes of $4.1 million and fund capital expenditures of $14.8 million. During the past several years, working capital requirements have been funded through cash generated from operations, credit facilities and asset sales.

         Senior Notes. On August 19, 1997, the Company issued Senior Notes to qualified institutional buyers and accredited investors in a private placement. The Senior Notes were issued at a discount of 0.785%. The net proceeds from the issuance of the Senior Notes of approximately $109.6 million were used to repay the $45.5 million outstanding under the Term Loan and Revolving Credit Line. A portion of the proceeds were utilized to fund planned capital expenditures. The Company expects to utilize the remaining proceeds to finance a substantial portion of the proposed acquisition of DWS and DAMCO. The Senior Notes bear interest at 9.75%, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Senior Notes mature August 15, 2007 but are redeemable at the option of the Company on or after August 15, 2002. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's domestic subsidiaries. The Senior Notes contain affirmative and negative covenants customary in such private placements, including limitations on dividends, distributions and other restricted payments and limitations on additional indebtedness unless certain pro forma coverage ratios are met.

         Revolving Credit Line. The Company currently does not have any outstanding borrowings under its Revolving Credit Line. Borrowings under the Revolving Credit Line are limited to the lesser of $15.0 million or a loan formula based upon the level of eligible accounts receivable. The Revolving Credit Line is collateralized by substantially all of the Company's and its subsidiaries' assets. It contains restrictive covenants and events of defaults customary in loan transactions of that type. The Company expects to borrow approximately $4.5 million under the Revolving Credit Line to finance a portion of the proposed acquisitions of DWS and DAMCO.

         Capital Expenditures. Capital expenditures of approximately $14.8 million were made during the six months ended October 31, 1997. Of this amount, $10.4 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. Capital expenditures for revenue producing tools during the next six months are expected to be approximately $6.0 million. The Company believes it has available resources through internally generated cash flow and availability under the Revolving Credit Line to fund operations for at least the next 12 months. In addition, as part of its business strategy, the Company is continuing to analyze potential acquisitions of complementary businesses and assets. The Company expects to fund any future acquisitions utilizing a portion of its availability under the Revolving Credit Line; however, depending upon the size of any future acquisition, the Company may need additional financing to fund such acquisitions.

         Income Taxes. At October 31, 1997, the Company had foreign tax carryforwards of approximately $1.9 million. These carryforwards are available to offset future income of the Company, but will begin to expire in 1999.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The

 Company is required to adopt SFAS No. 128 for the period ending December 31, 1997. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required. The Company believes that the "diluted" disclosure required under SFAS No. 128 will not differ materially from historical "primary" earnings per share amounts for the 1996 and 1997 periods presented.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         None

ITEM 2.           CHANGES IN SECURITIES

                          On August 19, 1997, the Company issued $115 million of
                   Senior Notes pursuant to a private placement pursuant to
                   Section 4(2) of the Securities Act by Jefferies & Company, Inc., as initial purchaser to qualified institutional buyers and accredited investors. The Senior Notes contain customary affirmative and negative covenants, including limitations on restrictive payments, including dividends and distributions to the Company's stockholders. The Senior Notes were sold at a discount of 0.785% with a discount to the initial purchaser of 4%.


ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          At the annual meeting of the stockholders of the
                   Company held on October 7, 1997, the Company's stockholders voted in favor of (i) the election of two Class I directors to the Company's board of directors for a three-year term to expire at the 2000 meeting of stockholders, (ii) approval of the Dailey Petroleum Services Corp. 1997 Long-Term Incentive Plan (the "Plan") (iii) approval of the amendment to the company's restated certificate of incorporation changing the name of the Company to Dailey International Inc., and (iv) ratification of Ernst & Young LLP as the Company's auditors for the fiscal year ended December 31, 1997. The number of votes for and withheld with respect to the election of directors, and the number of votes for an against the number of abstentions for and broker non-votes with respect to the other three proposals is as follows:

                                                       Withheld/                        Broker Non-
Proposal                                    For         Against        Abstain            Votes
Class I Directors
       William D. Sutton............     37,855,169        316,431         ---            ---
       David T. Tighe...............     37,855,419        316,181         ---            ---
Long-Term Incentive Plan............     35,810,096      1,668,683      48,500            ---
Name Change.........................     38,170,804            396         400            ---
Approval of  Auditors...............     38,171,100            500         ---            ---

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit
         Number                                      Title or Description
           **2.1           Asset Purchase Agreement dated effective November 30, 1997, among
                           Dailey International Inc., Directional Wireline Services, Inc., DAMCO Tong
                           Services, Inc. and DAMCO Services, Inc. and the Shareholders of Directional
                           wireline Services, Inc., DAMCO Tong Services, Inc. and DAMCO Services,
                           Inc.  Pursuant to Item 601(b)(2) of Regulation S-K, schedules and similar attachments to the Asset Purchase Agreement have not been filed with this exhibit.  The disclosure schedules and exhibits contain information relating to the representations and warranties continued in the Asset Purchase
                           Agreement as well as forms of an escrow agreement, opinion and employment agreement.  The Company agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission upon request.

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

            *4.2           Form of Note for the Company's Senior Notes Due 2007 (included in Exhibit
                           A to Exhibit 4.1).


          *10.1            Registration Rights Agreement dated August 19, 1997 relating to the Senior
                           Notes.

         **27.1            Financial Data Schedule.


         *                 Filed with the Company's quarterly report on Form 10-Q for the three months ended July 31, 1997.
         **                Filed herewith.


         (b)  Reports on Form 8-K

                           None.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Dailey International Inc.
                                        (Registrant)



Date:   December 15, 1997         /s/ David T. Tighe
                                  -------------------------
                                  David T. Tighe
                                  Senior Vice President &
                                  Chief Financial Officer
                                  and authorized to sign on
                                  behalf of the Registrant

                                INDEX TO EXHIBITS

         Exhibit
         Number                                      Title or Description
           **2.1           Asset Purchase Agreement dated effective November 30, 1997, among
                           Dailey International Inc., Directional Wireline Services, Inc., DAMCO Tong
                           Services, Inc. and DAMCO Services, Inc. and the Shareholders of Directional
                           wireline Services, Inc., DAMCO Tong Services, Inc. and DAMCO Services,
                           Inc.  Pursuant to Item 601(b)(2) of Regulation S-K, schedules and similar attachments to the Asset Purchase Agreement have not been filed with this exhibit.  The disclosure schedules and exhibits contain information relating to the representations and warranties continued in the Asset Purchase
                           Agreement as well as forms of an escrow agreement, opinion and employment agreement.  The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.

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

            *4.2           Form of Note for the Company's Senior Notes Due 2007 (included in Exhibit
                           A to Exhibit 4.1).


           *10.1           Registration Rights Agreement dated August 19, 1997 relating to the Senior
                           Notes.

          **27.1           Financial Data Schedule.


          *                Filed with the Company's quarterly report on Form 10-Q for the three months ended July 31, 1997.
          **               Filed herewith.