Form 10-K
period 1997-12-31
DAILEY INTERNATIONAL INC
filed 1998-03-31
CIK 1015360

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
     [ ]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR

     [X]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from May 1, 1997 to December 31, 1997

                        Commission File Number 001-11963

                            DAILEY INTERNATIONAL INC.
          (See table of additional Registrants on the following page)
             (Exact name of registrant as specified in its charter)

                DELAWARE                               76-0503351
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
            of incorporation)

          2507 NORTH FRAZIER                              77303
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---
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

                          $34,275,000 at March 19, 1998

    (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each class of registrant's common stock, as of the latest practicable date. 4,495,055 shares of Class A Common Stock and 5,000,000 shares of Common B Common Stock at March 19, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                        Exhibit Index Begins on Page 23.

===============================================================================

                        TABLE OF ADDITIONAL REGISTRANTS


                                                                                             ADDRESS, INCLUDING
                                                                                                ZIP CODE, AND
                                                                                                  TELEPHONE
                                                                                                    NUMBER,
                                                                                               INCLUDING AREA
                                              STATE OR      PRIMARY STANDARD                      CODE, OF
                                                OTHER          INDUSTRIAL                        REGISTRANT'S
                                           JURISDICTION OF   CLASSIFICATION   IRS EMPLOYER   PRINCIPAL EXECUTIVE
             NAME                           INCORPORATION       CODE NO.          ID NO.           OFFICES
            ------                         ---------------  ----------------  ------------  --------------------

Dailey Energy Services, Inc. ...........    Delaware             8999           76-0066576            *
Dailey International Sales Corporation..    Delaware             8999           74-1869524            *
Columbia Petroleum Services Corp........    Delaware             8999           76-0074604            *
International Petroleum Services, Inc...    Delaware             8999           76-0084387            *
Dailey Environmental Remediation
 Technologies, Inc......................    Texas                8999           76-0276940            *
Dailey Worldwide Services, Corp. .......    Texas                8999           76-0477660            *
Air Drilling International, Inc. .......    Delaware             1380           84-1305964            *
Air Drilling Services, Inc. ............    Wyoming              1380           83-0181069            *

__________
* 2507 North Frazier, Conroe, Texas 77303, telephone (281) 350-3399.


         Dailey International Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 1/2% Senior Notes Due 2008 (the "Senior Notes"). No separate financial statements for the additional Registrants has been provided or incorporated because: (1) the consolidated financial statements of the Company included in this report include the operations of each of the Additional Registrants and (2) Note 17 to the Company's financial statements includes unaudited condensed consolidated financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                                     PART I

ITEM 1. BUSINESS AND PROPERTIES


GENERAL

     Dailey International Inc. ("Dailey" or the "Company") is an integrated provider of specialty services and technologically-advanced downhole tools to the oil and gas industry on a worldwide basis. The Company's services include
(i) directional drilling services, (ii) underbalanced drilling services, (iii) electric wireline and tubing conveyed perforating services, (iv) tubular testing and handling services and (v) downhole tool rental. The Company has recently expanded its operations significantly through strategic acquisitions and internal growth. In March 1998, the Company acquired Integrated Services Limited ("IDS" and the "IDS Acquisition"), a specialized provider of directional drilling services, and in January 1998, the Company acquired substantially all of the operating assets and liabilities of Directional Wireline Services, Inc., DAMCO Services, Inc. and DAMCO Tong Services, Inc. (collectively "DWS/DAMCO" and the "DWS/DAMCO Acquisition"), specialized providers of electric wireline and tubular services in the U.S. Gulf of Mexico region and, to a lesser extent, in Nigeria. The Company believes that the acquisition of IDS provides it with key directional drilling technologies, including a resistivity tool for logging while drilling, which will allow the company to provide a more fully integrated package of directional drilling services. The Company believes the DWS/DAMCO Acquisition provides it with significant operational benefits, including geographic expansion and cross-marketing opportunities.

BUSINESS STRATEGY

     The Company's strategy is to expand and diversify the geographic distribution and range of products and services it provides to the drilling, completion and workover segments of the upstream oil and gas industry through internal growth and acquisitions. The Company expects to continue to effect internal growth primarily by cross marketing its product and service lines and expanding its recently acquired operations to additional locations within the Company's worldwide infrastructure.

     In addition, as consolidation of the oil and gas services industry continues in response to increased demand for companies offering a broad range of services, the Company intends to continue expanding its products and services through strategic acquisitions. The Company continuously evaluates potential acquisition candidates in the drilling, workover and completion segments of the oilfield services industry, including companies providing directional drilling, underbalanced drilling, fishing and enhanced recovery services, as well as companies supplying specialized downhole tools and other equipment to the oil and gas industry. The Company is reviewing several acquisition opportunities that, if consummated, would allow it to continue to expand the breadth and geographic scope of the products and services it offers as well as create additional cross-marketing opportunities for internal growth.

RECENT DEVELOPMENTS

     Consistent with its strategy, since April 1997, Dailey has completed five acquisitions, all of which expand Dailey's scope of operations and geographic presence and add long-term earnings capacity.

         - Integrated Services Limited. In March 1998, the Company acquired the outstanding capital stock of IDS, a company based in the United Kingdom which manufactures directional drilling tools, for $9.4 million in cash and 1,064,600 shares of Class A Common Stock, plus assumption or repayment of debt of approximately $10.6 million.

         - Four Corners Air Service. In February 1998, the Company acquired the operating assets of Four Corners Air Service, Inc., an air drilling service company based in Farmington, New Mexico, for approximately $3.4 million.

         - DWS/DAMCO. In January 1998, Dailey acquired substantially all of the operating assets and liabilities of DWS/DAMCO for $61 million in cash, subject to adjustment based on levels of working capital.

         - ADI. In June 1997, Dailey acquired ADI (the "ADI Acquisition") for $46.4 million, including the repayment of approximately $16.8 million of indebtedness.

         - Great Southern Drilling. In April 1997, Dailey acquired the assets of Great Southern Drilling Services, Inc., a directional drilling company operating in the U.S. mid-continent region, for approximately $1.6 million and a contingent cash payment of up to $740,000.

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

         Dailey began offering directional drilling services in 1984, primarily along the Texas and Louisiana Gulf Coast, and has since expanded both its directional drilling technical capabilities and the geographic areas in which its services are regularly offered. In fiscal 1995, Dailey began providing its drilling services in international markets by expanding into Venezuela.

         The Company provides skilled personnel to manage the drilling of directional wells. The directional drilling services offered by the Company consist of well planning, on-site supervisory services to maximize drilling efficiency, measurement-while-drilling ("MWD") services and related equipment rentals, downhole motor rentals and post-well analysis. The Company also derives revenue from its directional drilling services by renting MWD units, thrusters, downhole motors and nonmagnetic stabilizers. Through the acquisition of IDS, the Company acquired key technologies, including a resistivity tool for logging-while-drilling ("LWD") that is compatible with Dailey's MWD equipment. The Company believes that the addition of LWD technology to Dailey's MWD fleet will enable it to offer more fully integrated directional drilling systems in the Gulf of Mexico and Venezuela and will allow the Company to expand the geographic markets in which it provides such services.

         The skill, experience and reputation of a service company's directional drillers are the primary competitive factors in the directional drilling services market. Because of this, the competition among directional drilling service companies to employ the most reputable, qualified and experienced directional drilling personnel is intense. In addition, the scope of services offered as well as price are important competitive factors. The Company believes that the quality and experience of its directional drillers provide it with a competitive advantage and also believes that it is able to recruit and retain highly-qualified directional drillers because it has a reputation in the industry for stability and quality, offers competitive compensation and provides a reliable, experienced support staff. As of January 31, 1998, Dailey employed 44 directional drillers.

         The guidance instruments used by directional drillers typically consist of either wireline steering tools or more advanced MWD units. MWD units provide a directional driller with extensive and advanced information to guide the drillstring, including inclination, azimuth, tool face and temperature plus magnetic tool face updates in steering or rotary drilling modes. MWD units also can provide gamma ray logging information. Reliable MWD units currently are available for third-party purchase worldwide from only a few independent suppliers. The Company began purchasing MWD units from its current supplier and offering such systems and services to its customers in fiscal 1994. The Company's MWD units compete favorably with respect to reliability and performance with MWD units developed in-house by more fully-integrated service companies and other reliable MWD units currently available for third-party purchase. Directional drilling typically is conducted using a downhole drilling motor attached to the drill bit and powered by the circulation of drilling fluids from the surface. The Company manufactures and uses its own downhole motor.


         UNDERBALANCED DRILLING SERVICES

         Underbalanced drilling involves maintaining the pressure in a well at less than that of the surrounding formation using air, nitrogen, mist, foam or lightweight drilling fluids as the circulation medium instead of mud. As a result of the ADI Acquisition, the Company is a worldwide leader in providing air drilling services, which are used in underbalanced drilling applications, and, since the acquisition, has developed internally the ability to provide other services utilized in underbalanced drilling applications. The Company provides underbalanced drilling equipment packages consisting of compressors, boosters, mist pumps and related equipment along with specially trained personnel to operate the equipment. Underbalanced drilling techniques can lead to substantial increases in rates of penetration and drill bit life resulting in substantially less time and cost for a drilling program and can reduce substantially the risks of formation damage.

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

         A typical package of equipment used in an underbalanced drilling job consists of two compressors, a booster and a mist pump. Compressors are used to force air into the borehole. Depending on the pressure and air volume requirements, additional compressors may be needed. Boosters are used to increase the pressure of air exiting a compressor and can increase the air pressure up to five-fold. Mist pumps are used to mix and distribute water, soaps and other fluids in underbalanced drilling applications.

ELECTRIC WIRELINE AND TUBING CONVEYED PERFORATING SERVICES

         As a result of the acquisition of DWS/DAMCO, the Company is a leading provider of electric wireline and tubing conveyed perforation ("TCP") services in the U.S. Gulf of Mexico region and Nigeria. The Company's electric wireline services are utilized in both the exploration and production phases of an oil and gas well and include pipe recovery, cased hole logging, electric wireline perforating services and other cased hole services such as installation of bridge plugs, packers, retainers, pressure control equipment and thru-tubing bridge plugs.

         TCP services involve the use of tubing string to lower and retrieve perforating charges from the wellbore. The Company believes operating synergies exist between its electric wireline and TCP services and its downhole tool rental business as such products and services can be effectively marketed in a single package. The Company intends to expand its electric wireline and TCP services by marketing these services through its established distribution networks for its other products and services.

TUBULAR TESTING AND HANDLING SERVICES

         As a result of the acquisition of DWS/DAMCO, the Company is a leading provider of tubular testing and handling services to the onshore and offshore oil and gas industry in the U.S. Gulf of Mexico region. The Company's tubular testing services consist of hydrostatic and gas pressure testing services that detect leaks and flaws in tubulars as they are run into the wellbore. Operators contract tubular testing services to avoid incurring costly downtime and the expense of pulling a defective tubular string.

         The Company's tubular handling services include assembling production pipe and tubing, dual completion strings, premium threaded connectors and ultra-high torque tubulars. Mistakes in torquing tubulars can be costly in terms of downtime and damaged equipment; therefore, operators rely on experienced tubular companies for handling services.

DOWNHOLE TOOLS

         The Company currently offers an array of technologically-advanced downhole tools, which it selectively markets in every major oil and gas exploration and production region in the world. Dailey began renting downhole tools in 1945 and introduced the first drilling jar to the oil and gas industry in 1965. The Company is currently the leading supplier of drilling jars to the rental tool market worldwide.

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

         Drilling jars and jar slingers generally are used in drilling applications where there is significant risk of, or cost associated with, the bottomhole assembly of the drillstring becoming stuck in the wellbore. As the risk or potential cost of a stuck drillstring increases, the likelihood that the operator of the well will employ a drilling jar typically increases. Drilling applications where drilling jars are used regularly include high-cost wells, wells drilled using directional, horizontal or underbalanced techniques, deeper wells, and wells penetrating unstable geologic formations that increase the risk of well bore collapse. Drilling jars generally are considered essential components in most directional drilling bottomhole assemblies. The Company believes that the proprietary designs of its drilling jars deliver superior performance over competing jars for longer periods of time in their intended operating environments and are compatible with virtually any drilling condition a customer may encounter.

         In addition to drilling jars, the Company rents other proprietary downhole tools including hydraulic fishing jars, coiled tubing jars, drilling shock absorbers, drilling thrusters and drilling slingers. The Company also derives revenues from the sale of mechanical drilling jars and from downhole tools that are lost-in-hole by the operator.

OTHER SERVICES

         The Company is one of the largest fully-integrated pipeline testing companies in Canada and is the leading provider of hydrostatic testing services to major Canadian pipeline construction companies that lack the capability to perform such testing in-house. The Company believes that the planned addition of new pipeline capacity in Canada over the next few years, as well as increased environmental concerns relating to existing pipelines, should result in increased demand for the Company's pipeline testing services.

MARKETING AND DISTRIBUTION

         The Company markets its products and services primarily to major oil companies, independent oil and gas exploration companies, drilling contractors and drilling services consultants. In international markets, state-owned oil and gas companies also are a significant customer group. Domestic marketing of the Company's products and services is conducted by the Company's direct sales force. International marketing of the Company's products and services is conducted through the Company's direct sales force or through independent international agents and also through cooperative marketing arrangements with local companies. Dailey traditionally has marketed its array of proprietary downhole tools directly to the end-user through its direct sales force and agents, rather than rely on third-party distribution of its products and subcontracting of its services. The Company believes this strategy results in higher profit margins. Additionally, this direct interaction with the end-user assists the Company in identifying demand for new and improved products and better enables it to design and develop such products in a timely manner.

INTERNATIONAL OPERATIONS

         Dailey's international operations (including Canada) accounted for approximately 42%, 39% and 52% of total revenues for fiscal 1996 and 1997 and the eight months ended December 31, 1997, respectively. As of January 31, 1998, Dailey had operations in approximately 39 foreign countries. See Note 17 of the Notes to Consolidated Financial Statements of Dailey contained elsewhere in this Form 10-K for additional information regarding foreign and domestic revenues.

         The Company's international agents are responsible for international marketing of the Company's downhole tools in certain of its markets. International agents also perform maintenance of the Company's downhole tools in their custody at their own facilities. International marketing and distribution is organized into four major regions: Europe/West Africa, the Middle East, Southeast Asia and Latin America. Each region is further divided into multiple and sometimes overlapping territories, generally based on political boundaries. Regional supervisors are assigned by the Company to oversee international operations, particularly with respect to proper maintenance and redressing of tools and to provide sales support and technical assistance to customers.

         The Company's international operations (including Canada) are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls, and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation. Although the Company maintains political risk insurance to protect itself from such risks, such insurance may be insufficient to protect the Company in all circumstances, and any failure to do so could have a material adverse effect on the Company's results of operations and financial condition. In addition, although most of the Company's international revenues are derived from transactions denominated in United States dollars, the Company has and likely will continue to conduct some business in currencies other than the United States dollar. The Company currently does not hedge against foreign currency fluctuations. Accordingly, its profitability has been and will continue to be affected by fluctuations in foreign exchange rates. The Company believes that revenues from transactions denominated in foreign currencies will increase as a percentage of total revenues due to the ADI Acquisition, the DWS/DAMCO Acquisition and the IDS Acquisition and continued expansion of the Company's international operations. In addition, collections and recovery of rental tools from international customers and agents may prove more difficult due to the uncertainties of foreign law and judicial procedure. The Company may therefore experience significant difficulty resulting from the political or judicial climate in countries in which it operates. From time to time the United States has passed laws and imposed regulations prohibiting or restricting trade with certain nations. There can be no assurance that future laws and regulations will not limit materially the Company's international business.

MANUFACTURING AND MAINTENANCE

         The manufacturing processes generally required to produce the Company's downhole tools are machining, fabrication, assembly of components manufactured by the Company or outside suppliers, and quality control testing. The Company attempts to outsource those manufacturing processes that can be performed more efficiently and cost effectively by outside third parties. The Company believes that its manufacturing capabilities and arrangements are sufficient in order to meet the demand and timing needs of the Company's customers for the next twelve months. Machining of larger components and spare parts, including the most complex components, is done by the Company at its manufacturing plant in Conroe, Texas. Fabrication, assembly and packaging of the Company's wireline units, compression equipment and tubular handling equipment are performed at the Company's Houma, Louisiana, Casper, Wyoming and Edmonton, Canada locations. Through the IDS Acquisition, the Company acquired IDS' manufacturing operations in Scotland relating to various directional drilling equipment. The manufacturing processes performed in-house by the Company require a ready supply of high-quality, special alloy steel and other raw materials. The Company purchases its raw materials from various vendors, none of which supplied a majority of Dailey's supply of such materials during fiscal 1997. Consistent with the recent upturn in the demand for steel and other raw materials used in the oil and gas industry, the Company has experienced longer lead times for delivery of raw materials, primarily steel, which requires the Company to predict further in advance its needs for such materials. Although the Company typically places orders for its steel at least three months in advance and usually stores with a third party a reserve supply of steel adequate to cover the Company's demand for steel for at least one month, any prolonged disruption in steel supply could affect the Company's ability to meet production schedules and commitments, which could have a material adverse effect on the Company's financial condition and results of operations.

         Maintenance of the Company's downhole tools is conducted in the United States at six of the Company's facilities, each of which is specially equipped for that purpose. In the United Kingdom, Colombia and Venezuela, maintenance is conducted by Company personnel, and elsewhere by the Company's international agents who are subject to periodic quality control inspection and supervision by Company personnel.



RELIANCE ON CERTAIN SUPPLIERS

         Most of the Company's downhole tools incorporate certain products or technology supplied in part by third parties. Although the Company is not presently experiencing and does not anticipate any significant supply or quality control problems with its vendors, such problems, if they were to occur, could have a material adverse effect on the Company's ability to meet future production and sales commitments, which could adversely affect the Company's results of operations. In addition, during the past five years, one vendor has been the Company's only supplier of filters used in the Company's hydraulic downhole tools. The Company has not identified alternative suppliers for such filters. To date, the Company has not experienced supply problems with this vendor; however, any difficulty with such supplier combined with any difficulty in finding and utilizing alternative sources for these filters could have a material adverse effect on the Company's results of operations.

         The Company purchases all of its MWD units used in connection with its directional drilling services from a single supplier. The Company believes that reliable MWD units are available for third-party purchase from only a few vendors worldwide. Although the Company has not experienced significant supply or quality control problems to date with its supplier, there can be no assurance that the Company will be able to purchase reliable, high-quality MWD units from other vendors at competitive prices and terms. Any difficulty in obtaining MWD units from its supplier, as a result of manufacturing delays or other reasons, could have a material adverse effect on the Company's results of operation and financial condition.

INTELLECTUAL PROPERTY

         The markets for the Company's specialized services and downhole tools are characterized by continual technological developments that have resulted in, and likely will continue to result in, substantial improvements in the scope and quality of directional drilling and underbalanced drilling services and product function and performance. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced downhole tools that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers will be significant factors in determining the Company's ability to compete. There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of new products and services in the future. If the Company is unable, for technological or other reasons, to develop and commercialize competitive products in a timely manner in response to changes in the directional drilling, underbalanced drilling or rental tool industries, its results of operations and financial condition could be materially adversely affected.

         The Company believes that the proprietary aspects of many of its products and services provide it with certain competitive advantages. In particular, the Company believes that the trademarks and servicemarks protecting the Dailey name in domestic and international markets are of primary importance. In addition, pursuant to the DWS/DAMCO Acquisition and IDS Acquisition, the Company acquired additional key patents relating to its TCP services and directional drilling services. The Company relies on a combination of patents, trade secrets, trademarks and servicemarks and copyrights to protect its proprietary technologies and intellectual properties. Patents protect features of the Dailey Hydraulic Jar and Dailey Hydraulic Fishing Jar, as well as other of the Company's products and services. Although the Company does not consider its business to be wholly dependent on any single patent or trademark, the unexpected loss of patent protection for the Dailey Hydraulic Jar or Dailey Hydraulic Fishing Jar could have a material adverse effect on the Company.

COMPETITION

         The markets for the Company's products and services are highly competitive and characterized by continual changes in technology. Many of the Company's existing and potential competitors have substantially greater marketing, distribution, financial and technical resources than the Company. There can be no assurance that the Company's services, rentals and sales will continue at current volumes or prices if its current competitors or new market entrants introduce new products or services with better features, performance, prices or characteristics than the Company's products and services. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, the competition among energy service companies to employ the most reputable, qualified and experienced personnel is intense, especially during times of increased drilling activity. There can be no assurance that the Company will be able to continue to recruit and retain highly-qualified personnel. Any difficulty in recruiting or retaining such personnel could have a material adverse effect on the Company's results of operations and financial condition.

         The Company believes that its leading competitors are fully-integrated service companies, but it also competes on a regional basis with numerous smaller, independent companies that offer only relatively limited lines of products and services compared to fully-integrated competitors. Management expects competition and customer price pressures to continue for the foreseeable future with respect to its specialty services and downhole tools.

EMPLOYEES

         At January 31, 1998, the Company had 716 employees, approximately 75% of whom were located in the United States. The Company has never experienced a work stoppage and considers its employee relations to be excellent.
The Company has no collective bargaining agreements.

OPERATING RISKS AND INSURANCE

         The operations of the Company's customers are subject to hazards inherent in the oil and gas industry, such as fires, explosions, craterings, blowouts and oil spills, which can cause serious personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Claims for loss of oil and gas production and damages to formations can occur in drilling and workover operations. If a catastrophic event were to occur at a location where the Company's products or services are being provided, the Company could be named as a defendant or third-party defendant in lawsuits asserting potentially large claims. The Company maintains insurance coverage that it believes to be customary in the industry against certain of these hazards, however, such insurance provides for substantial deductibles and premium adjustments based on claims experience and excludes coverage for damages resulting from environmental damage and pollution or breach of contract or claims based on alleged fraud or deceptive trade practices. Insurance cannot provide complete protection against casualty losses. There can be no assurance that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable or that insurance will continue to be available on terms as favorable as those of its existing arrangements. A claim or suit against the Company in excess of the coverage limits maintained by the Company or for which the Company is not insured could have a material adverse effect on the Company's financial condition and results of operations.

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

         Capital expenditures for property and equipment for environmental control facilities during fiscal 1997 were not material. Based on the Company's experience to date, the Company currently does not anticipate any material adverse effect on its results of operations or financial condition as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

PROPERTIES

         The following table summarizes the Company's significant owned and leased properties as of March 23, 1998:



                                            PROPERTY
LOCATION OF FACILITY                        INTEREST                   USES
--------------------                        --------                   ----


Conroe, Texas....................           Leased                     Corporate Offices, Sales,
                                                                         Manufacturing, Maintenance, R&D
Aberdeen, Scotland..........                Leased                     Sales, Maintenance, IDS Office
Alice, Texas..................              Leased                       Wireline Services,
                                                                       Tubular Testing, Handling Office
Anchorage, Alaska..............             Owned                      Sales, Maintenance
Anaco, Venezuela...............             Leased                     Sales, Maintenance
Bakersfield, California........             Leased                     Sales
Bogota, Colombia...............             Leased                     Sales, Maintenance
Cabimas, Venezuela............              Leased                     Directional Drilling Office, Sales,
                                                                         Maintenance
Corpus Christi, Texas..........             Owned                      Sales, Maintenance
Houma, Louisiana...............             Owned                      Sales, Maintenance
Houma, Louisiana...............             Leased/Owned               Wireline Services,
                                                                         Tubular Testing, Handling Office
Houston, Texas...................           Owned                      Directional Drilling Office,
                                                                         Sales, Maintenance
Lafayette, Louisiana............            Owned                      Directional Drilling Office,
                                                                         Sales, Maintenance
Englewood, Colorado..........               Leased                     ADI Corporate Offices
Casper, Wyoming................             Leased                     Air Drilling Office
Casper, Wyoming................             Leased                     Directional Drilling Office
Nisku, Alberta, Canada.......               Leased                     Air Drilling Office



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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the two months ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock, constituting the only class of common equity of the Company currently outstanding that is freely tradeable, is quoted on the Nasdaq National Market under the symbol "DALY". The table below provides price information for the Common Stock for the period beginning August 14, 1996, the first day of trading of the Class A Common Stock following the Company's initial public offering of the Class A Common Stock, and December 31, 1997.

                                                                                             HIGH     LOW
                                                                                             ----     ---
August 14, 1996 through October 31, 1996.........................................          $  10.75  $  8.00
Three months ended January 31, 1997..............................................          $  11.00  $  9.00
Three months ended April 30, 1997................................................          $  10.50  $  5.38
Three months ended July 31, 1997.................................................          $   9.13  $  6.25
Three months ended October 31, 1997..............................................          $  14.75  $  8.63
Two months ended December 31, 1997...............................................          $  13.63  $ 10.25


    At March 19, 1998, the closing price for the Company's Class A Common Stock was $7.625. At March 19, 1998, the Company's Common Stock was held of record by approximately 98 persons, and, in management's estimation, beneficially owned by approximately 675 persons.

    During the two most recent fiscal years, the Company has not paid a cash dividend on its Common Stock, and it is not anticipated that any cash dividend will be paid on the Common Stock for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the five years in the period ended April 30, 1997 and the eight months ended December 31, 1997, are derived from the Company's audited consolidated financial statements. The financial data for the eight months ended December 31, 1996 are derived from the Company's unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for this period. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. See Note 1 to Consolidated Financial Statements for a discussion of the Company's change in fiscal year.


                                               EIGHT MONTHS ENDED
                                                 DECEMBER 31,                             YEAR ENDED APRIL 30,
                                            -------------------------  ----------------------------------------------------------
                                              1997(1)        1996         1997        1996         1995        1994       1993
                                            -----------   -----------  ----------- -----------  ----------- -----------  --------
                                                          (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Rental income .........................  $   42,454  $   33,761   $   49,497   $   42,987   $  36,691   $   32,393   $   28,746
  Sales of products and services ........      15,010      11,454       16,954       15,952      12,172       11,422        8,742
  Underbalanced drilling ................      18,685          --           --           --          --           --           --
                                           ----------   ---------    ---------   ----------   ---------   -----------  ----------
                                               76,149      45,215       66,451       58,939      48,863       43,815       37,488
Cost and expenses:
  Cost of rentals .......................      29,613      25,378       37,655       33,019      29,685       27,384       25,078
  Cost of products and services .........       9,248       6,194        8,890        7,927       6,889        5,124        4,003
  Cost of underbalanced drilling ........      12,005          --           --           --          --           --           --
                                           ----------   ---------    ---------   ----------   ---------   -----------  ----------
                                               50,866      31,572       46,545       40,946      36,574       32,508       29,081
Selling, general and
  administrative expenses ...............      14,677       7,973       11,893       12,083       9,607        7,085        6,783
Reorganization costs (2) ................       2,453          --           --           --          --           --           --
Non-cash compensation (3) ...............         661          --        2,807           --          --           --           --
Research and development ................         190         549          850          728         775          736        1,262
                                           ----------   ---------    ---------   ----------   ---------   -----------  ----------
Operating income ........................       7,302       5,121        4,356        5,182       1,907        3,486          362
Interest expense, net ...................       3,910         248          193          863       1,001          513          285
Other (income) expense, net .............         396        (149)         188          278         100         (103)        (207)
                                           ----------   ---------    ---------   ----------   ---------   -----------  ----------
Income before income taxes ..............       2,996       5,022        3,975        4,041         806        3,076          284
Provision for income taxes ..............       1,319       1,829        1,511        1,427         838        1,075          898
                                           ----------   ---------    ---------   ----------   ---------   -----------  ----------
Net income (loss) .......................  $    1,677   $   3,193    $   2,464   $    2,614   $     (32)  $    2,001   $     (614)
                                           ==========   =========    =========   ==========   =========   ===========  ==========
Earnings (loss) per share (4)(5):
  Basic .................................  $     0.18   $    0.42    $    0.30   $     0.40   $   (0.01)  $     0.37   $    (0.11)
  Diluted ...............................  $     0.18   $    0.42    $    0.30   $     0.40   $   (0.01)  $     0.37   $    (0.11)
Weighted average shares outstanding (5):
  Basic .................................   9,228,009   7,594,286    8,138,104    6,610,000   5,360,000    5,360,000    5,360,000
  Diluted ...............................   9,329,400   7,637,214    8,178,576    6,610,000   5,360,000    5,360,000    5,360,000

OTHER DATA:
Depreciation and amortization ...........  $    8,106   $   4,197    $   6,593    $   5,726   $   5,428   $    4,323   $    4,114

CONSOLIDATED BALANCE SHEET
  DATA AT END OF PERIOD:
Total assets ............................  $  209,277   $  78,275    $  82,359    $  55,878   $  54,408   $   53,621   $   45,523
Working capital .........................      70,357      25,857       21,938        7,477       6,405       10,542        2,588
Long-term debt, less current portion ....     114,229       5,726        5,155        6,866       8,604        9,743        2,814
Long-term indebtedness to affiliate, less
  current portion........................          --          --           --        1,100       1,760        2,420        2,061
Stockholders' equity ....................      65,401      61,667       63,327       35,641      33,027       33,059       31,058

----------

(1) ADI was acquired on June 20, 1997. See "Notes to Consolidated Financial Statements."


(2) Reorganization costs relate primarily to staff reductions, severance settlements and various costs associated with a cost reduction program implemented in June 1997 to flatten Dailey's management structure and streamline its operations.

(3) Non-cash compensation expense relates to accelerated vesting of restricted stock that was granted to certain executive officers of the Company during the year ended April 30, 1997 and eight month period ended
    December 31, 1997.

(4) Earnings (loss) per share have been restated to comply with SFAS No. 128, earnings per share. See "Notes to Consolidated Financial Statements."

(5) The average number of shares outstanding at April 30, 1993 through 1996 have been adjusted to give pro forma effect to a reorganization and the issuance of an aggregate of 360,000 restricted shares of Class A Common Stock to Messrs. Farr, Sutton and Tighe contemporaneously with the 1996 IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995), such as certain statements included in this Annual Report on Form 10-K. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in written material such as in press releases, portions of "Managements's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" contained in this form 10-K, and portions of the Company's other filings with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

         Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified in Management's Discussion and Analysis of Financial Condition and Results of Operations and "Business and Properties" contained elsewhere in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

         Among the factors that may have a direct bearing on the Company's results of operations and the oilfield services industry in which it operates are changes in the price of oil and natural gas; the impact of competitive products and pricing; the presence of competitors with greater financial resources; product demand and acceptance risks, including product obsolescence risks with respect to its downhole tools and directional drilling technology; risks associated with the DWS/DAMCO Acquisition and the IDS Acquisition, including failure to successfully manage the Company's growth and integrate the operations acquired in such acquisitions; the Company's substantial leverage following its recent offering of senior notes; typical operating risks inherent in the oilfield services industry, including risks of environmental liability; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the company's downhole tools; worldwide political stability and economic growth and other risks associated with international operations, including foreign exchange risk; and the Company's successful execution of internal operating plans as well as regulatory uncertainties and legal proceedings.

CHANGE IN FISCAL YEAR

         In October 1997, the Company changed its' fiscal year end to December 31 from April 30. The Company believes such a change will allow the Company's stockholders and other investors to more easily compare the Company's operating results with those of other oil field services companies. As a result of the change in fiscal year, rather than comparing calendar year results between 1997 and 1996, the following Management's Discussion and Analysis of Financial Condition and Results of Operations compares operating results for the eight month period ended December 31, 1997 (the "Transition Period") to the corresponding period during 1996 (the "Corresponding Period"). The Company also will begin reporting its quarterly results for the three month periods ended March 31, June 30 and September 30, beginning with the three month period ending March 31, 1998.

RECENT DEVELOPMENTS

         Industry Conditions. Demand for the Company's products and services depends to a large extent upon the level of exploration and production activity in the oil and gas industry and the industry's willingness to spend capital on drilling operations, which in turn depends in part on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves, domestic and international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Prices for oil and gas historically have been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries.

        During the fiscal year ended April 30, 1996 and much of 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and or natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. This trend benefited the Company and its results in 1997 and 1996. In recent months, however, the worldwide price of oil has recently declined to less than $13 per barrel for spot deliveries and prices for natural gas have weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have continued to decline, the Company and others in the oil field services industry have begun to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. Although the Company believes that demand for its products and services remains relatively strong and the softening of the market has mainly impacted demand for products associated with the production of oil from marginal wells, a prolonged period of lower prices can be expected to adversely affect the demand throughout the oil field services industry, including those products and services provided by the Company. In such a case, the Company's revenues and income could be expected to be similarly affected. Although the short term outlook in the industry remains uncertain, absent a significant downturn in the U.S. and world economies, the Company believes that market conditions in the industry should improve over the long term as the demand and supply for oil and natural gas become more in balance. The timing of such recovery, however, cannot be predicted with certainty.

         Issuance of Senior Notes. On February 13, 1998, the Company issued $275 million principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $267.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes due 2007 (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's credit facility. The remaining net proceeds will be utilized to fund capital expenditures, to fund future acquisitions and for general and working capital purposes. The Senior Notes significantly increased the Company's debt levels and will result in annualized interest payments of approximately $26.1 million per year. As a result of the repurchase of the Old Notes, the Company will record an extraordinary loss in the first quarter of 1998 of approximately $17.8 million representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

         IDS Acquisition. The Company acquired the outstanding capital stock of IDS in March 1998 for approximately $9.4 million in cash and 1,064,600 shares of Class A Common Stock, plus assumption of debt of approximately $10.6 million. As a result of the IDS Acquisition, the Company acquired key technologies, including a resistivity tool for LWD equipment that is compatible with Dailey's MWD equipment. The Company believes that the addition of LWD technology to its MWD equipment will allow the Company to offer more fully integrated directional drilling services. As result of the IDS Acquisition, which will be accounted for under the purchase method of accounting, the Company estimates that it will record approximately $20.0 million in goodwill, representing the excess of the purchase price over the estimated fair market value of IDS' assets, which will be amortized over 25 years and result in additional annual amortization expense of $800,000. Since the goodwill associated with the IDS Acquisition will not be deductible for tax purposes, the effective tax rate on Dailey's financial statements will increase as a result of the acquisition.

         DWS/DAMCO Acquisition. The Company's operations and future results will be significantly impacted by the DWS/DAMCO Acquisition, which was consummated in January 1998. Dailey acquired the operating assets and liabilities of DWS/DAMCO for $61 million in cash and financed the acquisition with remaining proceeds from its offering of the Old Notes in August 1997 and borrowings under its credit facility. As a result of the DWS/DAMCO Acquisition, the Company became a leading supplier of electric wireline services and tubular testing and handling services in the U.S. Gulf of Mexico region and Nigeria. The DWS/DAMCO Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of DWS/DAMCO were recorded at their estimated fair market values as of the date of the DWS/DAMCO Acquisition. The Company currently estimates that goodwill in connection with the acquisition will be approximately $32.0 million relating to the excess of the purchase price paid for the assets over their fair market value, which will be amortized over 25 years and result in approximately $1.3 million in annualized amortization expense.

         ADI Acquisition. The Company's operations have been and will be significantly impacted by the Company's acquisition (the "ADI Acquisition") of Air Drilling International, Inc. ("ADI"), which was consummated in June 1997. Dailey acquired ADI for $46.4 million, including the repayment of approximately $16.8 million in debt. As a result of the ADI Acquisition, Dailey became a leading worldwide provider of air drilling services for underbalanced drilling applications.

         The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the operations of ADI following June 20, 1997 are reflected in Dailey's historical operations and the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. Dailey recorded goodwill of approximately $18.9 million relating to the excess of the purchase price paid for the assets over their fair market value, which is being amortized over 20 years and is resulting in approximately $943,000 in annualized amortization expense. Since the goodwill associated with the ADI Acquisition is not deductible for tax purposes, the effective tax rate shown on Dailey's financial statements has increased significantly as a result of the ADI Acquisition.

         The ADI Acquisition also significantly increased Dailey's debt levels. Dailey borrowed approximately $45.5 million under its credit facility to finance the acquisition as well as to repay the outstanding debt of ADI, which significantly increased Dailey's debt over historical levels at that time. The debt was subsequently repaid with proceeds from the offering of the Old Notes.

         June 1997 Reorganization. Following the ADI Acquisition in June 1997, Dailey implemented a cost-reduction program to flatten its corporate management structure and streamline its operations (the "Reorganization"). As a result of such program, Dailey incurred a $2.5 million restructuring charge during the eight months ended December 31, 1997 associated primarily with staff reductions, severance settlements and various reorganization costs. At December 31, 1997, the Company had accrued $1.4 million related to severance settlements to be paid through the third quarter of 1999.

         1996 Initial Public Offering. Dailey's operations during the fiscal year ended April 30, 1997 reflect the effects of its initial public offering in the fiscal year ended April 30, 1996. Dailey's net proceeds of $27.6 million from such offering were utilized to repay debt to affiliates of Dailey, to acquire certain business assets and to increase Dailey's inventory of downhole tools.

RESULTS OF OPERATIONS

         The Company derives rental income from its fleet of downhole tools and, to a lesser extent, from downhole tools owned by third parties. The Company typically charges its customers a daily rental rate for downhole tools, except for its downhole drilling motors, which are rented at an hourly rate. In international markets, the Company also often charges its customers a refurbishment charge, which is included in rental income.

         Revenues from sales of products and services consist of directional drilling services, lost-in-hole charges and sales of its mechanical drilling jars and, to a lesser extent, from pipeline testing operations acquired in the ADI Acquisition. Revenues from the acquired DWS/DAMCO operations also will be reflected in sales of products and services. Revenues from services of the Company's directional drillers and MWD technicians are generally billed on a per person/per day basis for the time on assignment at the customer's drill site. Although the Company considers rentals of its downhole drilling motors and MWD equipment to be a significant part of its directional drilling services, revenues from such rentals are currently recorded as rental income for financial statement purposes. The Company's lost-in-hole revenues consist of replacement charges that its customers pay each time a downhole tool is lost-in-hole. The Company sells mechanical drilling jars in a limited number of international markets, primarily to state-owned oil and gas companies.

         The Company derives underbalanced revenues from rentals of air drilling equipment used for underbalanced drilling applications, including compressors, boosters, mist pumps and related equipment, which are typically rented at an hourly or daily rate. The Company also derives underbalanced revenues by providing specially-trained personnel, who are typically billed out on a per person/per day basis, to operate its air drilling equipment.

         The operating costs associated with the Company's rentals consist primarily of expenses associated with depreciation, transportation, maintenance and repair and related direct overhead. The costs associated with the Company's sales of products and services consist primarily of the undepreciated portion of the capitalized cost of its downhole tools sold or lost-in-hole and the salaries and related costs associated with the Company's directional drillers and MWD technicians and, to a lesser extent, costs associated with its pipeline testing operations.

         With respect to allowances for bad debts, the Company's policy is to specifically identify at-risk receivables and reserve for any balances which, in the opinion of management, are probable or reasonably possible of not being collected. The Company's bad debt allowance primarily consists of reserves for receivables from customers that are in bankruptcy, receivables from sales to agents (based on billings to their customers) that the agent has identified as potentially uncollectible and receivables from extremely slow-paying domestic customers. The allowance also contains a reserve for slower-paying, higher-risk international customers, which have become an increasingly larger percentage of the Company's customer base in recent years. Similarly, the Company identifies inventory that, due to changes in demand, is not expected to generate revenue in the immediate future and establishes a reserve for that inventory.

TRANSITION PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THE CORRESPONDING PERIOD ENDED DECEMBER 31, 1996

    Rental Income. Rental income for the Transition Period ended December 31, 1997, was $42.5 million, an increase of 26% from $33.8 million for the Corresponding Period ended December 31, 1996. This increase was due primarily to increased demand for directional drilling services and related products in Latin America, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $4.5 million increase in rentals from MWD equipment, downhole motors and other directional drilling tools. In addition, rental income from drilling and fishing jars and slingers increased $1.6 million domestically primarily due to increased demand as the average rig count in the United States increase 21% and $2.5 million internationally, primarily in the Far East, Australia, Middle East and Europe.

    Sales of Products and Services. Sales of products and services for the Transition Period ended December 31, 1997, were $15.0 million, an increase of 31% from $11.5 million for the Corresponding Period ended December 31, 1996. This increase was primarily the result of ADI pipeline testing revenue of $1.5 million being included in operating results for the first time, an increase in revenue from tools lost-in-hole of $1.1 million and increased demand for directional drilling services and related products in Latin America, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $1.2 million increase in directional services revenue. This was partially offset by decreased sales of tools and parts of $388,000.

    Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the Transition Period ended December 31, 1997 was $18.7 million resulting from ADI revenue being included in operating results since June 20, 1997.

    Cost of Rentals. Cost of rentals for the Transition Period ended December 31, 1997, was $29.6 million, an increase of 17% from $25.4 million for the Corresponding Period ended December 31, 1996. This increase in cost was due primarily to increased variable costs, primarily tool repair costs and commissions, associated with increased rental activity in regions where Dailey had an existing operating and administrative infrastructure. Gross margins increased from 25% for the eight months ended December 31, 1996 to 30% for the eight months ended December 31, 1997 due to the primarily fixed nature of Dailey's cost base.

     Cost of Products and Services. Cost of products and services for the Transition Period ended December 31, 1997, was $9.2 million, including a $904,000 increase due to ADI being included in operating results since June 20, 1997, an increase of 49% from $6.2 million for the Corresponding Period ended December 31, 1996. Excluding the impact of ADI, the gross profit margin on sales of products and services for the Transition Period ended

December 31, 1997 was 38% compared to 46% for the Corresponding Period last year. This decrease in margin was primarily due to a decrease in higher margin export sales of mechanical jars combined with increased revenues from lower margin directional drilling services.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the Transition Period ended December 31, 1997 was $12.0 million resulting from ADI being included in operating results since June 20, 1997.

         Selling, General and Administrative Expenses. For the Transition Period ended December 31, 1997, selling, general and administrative expenses were $14.7 million, an increase of 84% from $8.0 million for the Corresponding Period ended December 31, 1996. This increase was primarily the result of increased compensation expense related to salary increases and incentive compensation programs, costs related to Dailey's acquisition program, amortization of costs related to the ADI Acquisition and the inclusion of ADI in operating results since June 20, 1997. Cost savings from the Reorganization partially offset this increase.

         Reorganization Costs. Reorganization costs for the Transition Period ended December 31, 1997 were $2.5 million. In June 1997, a cost-reduction program was implemented to flatten the corporate management structure and streamline operations. The reorganization costs primarily consist of the cost of staff reductions, severance settlements and various restructuring costs.

         Non-cash Compensation Expense. Non-cash compensation for the Transition Period ended December 31, 1997 was $661,000, which related to restricted stock that had been granted to certain executive officers of Dailey in connection with the 1996 IPO and the Company's 1997 Long-Term Incentive Plan (the "1997 Plan").

         Research and Development Expenses. Research and development expenses for the Transition Period ended December 31, 1997, were $190,000, compared to $549,000 for the Corresponding Period ended December 31, 1996. This decrease is the result of having substantially completed research and development projects related to mud motors, fishing jars, and adapting fishing jars to coiled tubing operation.

         Interest Income. Interest income for the Transition Period ended December 31, 1997, was $1.3 million, compared to $410,000 from the Corresponding Period ended December 31, 1996. This was the result of interest earned on short-term investments utilizing net proceeds from the issuance of the Old Notes in August 1997.

         Interest Expense - Nonaffiliates. Interest expense to nonaffiliates for the Transition Period ended December 31, 1997 was $5.3 million compared to $486,000 for the Corresponding Period ended December 31, 1996. This increase was primarily the result of interest incurred on the Old Notes issued in August 1997.

         Income Tax Expense. Income tax expense for the Transition Period ended December 31, 1997, was $1.3 million, a decrease of 28% from $1.8 million for the Corresponding Period ended December 31, 1996. This decrease was primarily the result of lower income before income taxes. This decrease was partially offset by an increase in the effective tax rate to 44% for the Transition Period from 36% for the Corresponding Period due to the full utilization of state net operating loss carryforwards during the year ended April 30, 1996 and the non-deductibility of goodwill recorded in connection with the ADI Acquisition.

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

     Cost of Rentals. Cost of rentals for the year ended April 30, 1997, was $37.7 million, an increase of 14% from $33.0 million for the year ended April 30, 1996. This increase was due primarily to the variable costs associated with an increase in rental activity, such as tool repair costs and third-party tool charges. As a percentage of rental income, cost of rentals decreased from 77% in the fiscal year ended April 30, 1996 to 76% in the fiscal year ended April 30, 1997, which reflects the fixed nature of the cost base.

     Cost of Products and Services. Cost of products and services for the year ended April 30, 1997, was $8.9 million, an increase of 12% from $7.9 million for the year ended April 30, 1996. The increase was due primarily to higher personnel costs associated with an increase in directional drilling services in the Gulf of Mexico, the U.S. Gulf Coast region and Venezuela. The gross profit margin on sales of products and services for the fiscal year ended April 30, 1997 was 48% compared to 50% for the fiscal year ended April 30, 1996. This decrease in gross profit margin was due to a decrease in higher margin export sales of mechanical jars.

     Selling, General and Administrative Expenses. For the year ended April 30, 1997, selling, general and administrative expenses, including a $2.8 million non-cash compensation expense, were $14.7 million, an increase of 22% from the $12.1 million for the year ended April 30, 1996. The non-cash compensation expense was the result of non-cash stock awards granted to certain officers pursuant to the 1996 Key Employee Stock Plan. Exclusive of these non-cash changes, selling, general and administrative expenses were $11.9 million, a 2% decrease from the fiscal year ended April 30, 1996.

     Interest Income. Interest income for the year ended April 30, 1997, was $640,000, an increase of $536,000 from the year ended April 30, 1996. This was the result of interest earned on short-term investments utilizing net proceeds from the 1996 IPO.

     Interest Expense - Nonaffiliates. Interest expense to nonaffiliates for the year ended April 30, 1997 was $671,000, a decrease of 15% from $785,000 for the year ended April 30, 1996. This decrease was primarily the result of scheduled payments of principal and interest on bank debt.

     Interest Expense - Affiliate. Interest expense to affiliate for the year ended April 30, 1997, was $162,000, a 11% decrease from $182,000 for the year ended April 30, 1996. This decrease was primarily the result of the repayment of a term loan to an affiliate with proceeds from the 1996 IPO, partially offset by interest paid on a promissory note to an affiliate that was issued in connection with a dividend on June 27, 1996 and repaid with proceeds from the 1996 IPO.

     Income Tax Expense. Income tax expense for the year ended April 30, 1997, was $1.5 million, an increase of 6% from $1.4 million for the year ended April 30, 1996. This increase was primarily the result of an increase in the effective tax rate to 38% for the fiscal year ended April 30, 1997 from 35% for the fiscal year ended April 30, 1996 due to the full utilization of state net operating loss carryforwards for the fiscal year ended April 30, 1996.

YEAR ENDED APRIL 30, 1996 COMPARED TO THE YEAR ENDED APRIL 30, 1995

    Rental Income. Rental income for the year ended April 30, 1996, was $43.0 million, an increase of 17% from $36.7 million for the year ended April 30, 1995. This increase was due primarily to increased demand for Dailey's directional drilling services and related products in Venezuela, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $4.2 million increase in rentals from MWD equipment, downhole motors and other directional drilling tools. During the fiscal year ended April 30, 1996, Dailey purchased MWD equipment for use in Venezuela. Dailey also experienced increased demand for its directional drilling services in the Gulf of Mexico and the U.S. Gulf Coast region due to escalating gas prices and a corresponding increase in drilling activity. In addition, rental income from Dailey's drilling jars and slingers increased $1.4 million due primarily to increased demand in Latin America and to a slight increase in pricing worldwide. Also in the fiscal year ended April 30, 1996, Dailey increased its distribution of fishing jars in the U.S. Gulf Coast region and expanded distribution of fishing jars into the North Sea, which resulted in an increase in rental income of $1.0 million.

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

    Cost of Rentals. Cost of rentals for the year ended April 30, 1996, was $33.0 million, an increase of 11% from $29.7 million for the year ended April 30, 1995. This increase was due primarily to the variable costs associated with an increase in rental activity, such as tool repair costs, agent commissions and third-party tool charges. The increase also was attributed to an increase in import duties and fees of $709,000 associated with the importation of downhole tools to Venezuela. Dailey expenses import duties and fees as incurred instead of capitalizing them as part of the cost of the tool. As a percentage of rental income, cost of rentals decreased from 81% in the fiscal year ended April 30, 1995 to 77% in fiscal 1996, which reflects the fixed nature of Dailey's cost base.

    Cost of Products and Services. Cost of products and services for the year ended April 30, 1996, was $7.9 million, an increase of 15% from $6.9 million for the year ended April 30, 1995. This increase was due primarily to higher personnel costs associated with an increase in directional drilling services in the Gulf of Mexico, the U.S. Gulf Coast region and Venezuela. The increase also was attributable to the write-off of the net book value of products lost-in-hole and the cost of drilling jars sold during the fiscal year ended April 30, 1996.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.1 million for the year ended April 30, 1996, an increase of 26% from $9.6 million for the year ended April 30, 1995. This increase was due primarily to an increase in personnel costs associated with bonuses and raises paid during the fiscal year ended April 30, 1996 as well as additional personnel, an increase in travel and business development costs associated with higher levels of international business and an increase in legal expenses associated with litigation involving Dailey's enforcement of its intellectual property.

    Interest Expense - Nonaffiliates. Interest expense to nonaffiliates for the year ended April 30, 1996, was $785,000, a decrease of 7% from $841,000 for the year ended April 30, 1995. The decrease was due primarily to the repayment throughout fiscal 1996 of an aggregate of $1.3 million in principal on Dailey's bank debt, which was partially offset by advances in the second half of fiscal 1996 of $1.3 million against the revolving line of credit associated with Dailey's bank debt.

    Interest Expense - Affiliate. Interest expense to affiliate for the year ended April 30, 1996, was $182,000, a decrease of 17% from $220,000 for the year ended April 30, 1995. The decrease was due to the repayment of $660,000 of principal during the year.

    Income Tax Expense. Provision for income taxes for the year ended April 30, 1996, was $1.4 million compared to $838,000 for the year ended April 30, 1995. The increase was due primarily to an increase in income in countries in which Dailey was subject to income or withholding taxes, which resulted in the effective tax rate decreasing from 104% to 35% from the fiscal year ended April 30, 1995 to the fiscal year ended April 30, 1996. In the fiscal year ended April 30, 1996, Dailey recorded a deferred tax asset related to net operating loss carryforwards, which resulted in a decrease in the effective tax rate. This decrease was predominantly offset by a gain for tax purposes related to the dissolution of a real estate partnership, which resulted in an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. Working capital at December 31, 1997 was $70.4 million compared to $21.9 million as of April 30, 1997. Cash provided by operating activities was $10.7 million during the Transition Period ended December 31, 1997. Additional sources of cash included net proceeds from the issuance of debt of $159.6 million, $2.0 million from revenue-producing tools lost-in-hole, abandoned and sold, $703,000 from stock options exercised and $617,000 of proceeds from the sale of property and equipment. Principal uses of cash for the Transition Period ended December 31, 1997 were to fund the ADI Acquisition (net of cash acquired) of $46.2 million, repay bank debt of $52.8 million, purchase treasury stock of $813,000, pay financing costs relating to the issuance of the Old Notes of $4.1 million and fund capital expenditures of $24.8 million. During the past several years, working capital requirements have been funded through cash generated from operations, credit facilities and asset sales.

         Credit Facility. The Company currently has no outstanding borrowings under its credit facility with Wells Fargo Bank (the "Credit Facility"). Borrowings under the Credit Facility currently are limited to the lesser of $15 million or an amount calculated utilizing a loan formula based upon the level of eligible accounts receivable, which was $11.3 million as of December 31, 1997. The Credit Facility is collateralized by substantially all of the Company's and its domestic subsidiaries' assets. It contains restrictive covenants and events of defaults customary in loan transactions of that type. The Company currently is renegotiating the terms and conditions of the Credit Facility following the issuance of the Senior Notes. The Company is prohibited from borrowing funds under the Credit Facility until such renegotiation is complete.

         Senior Notes. The Senior Notes were issued pursuant to an indenture dated February 13, 1998 (the "Indenture"). The Indenture contains various covenants customary in such instruments, including covenants that (i) restrict the Company's ability to incur additional indebtedness; (ii) restrict the Company's ability to make restricted payments, including dividends; (iii) restrict the Company's ability to sell assets; (iv) restrict the Company's ability to grant liens on its assets; (v) limit transactions with affiliates and
(vi) limit the Company's ability to engage in certain extraordinary transactions, including transactions involving a change in control of the Company or the sale of substantially all of the Company's assets. The Senior Notes are guaranteed by all of the Company's domestic subsidiaries, bear interest at 9 1/2% that is payable semi-annually on February 15 and August 15 of each year, mature on February 15, 2008 and are redeemable at the option of the Company for stipulated redemption prices on or after February 15, 2003. The issuance of the Senior Notes substantially increased the Company's level of indebtedness over historical levels. As of March 19, 1998, the Company had outstanding approximately $275.1 million in long-term debt excluding capital leases compared to $6.9 million at April 30, 1997. The Company's increased level of indebtedness will have several important effects on the Company's future operations, including (i) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes may be limited.

         Capital Expenditures. Capital expenditures of approximately $24.8 million were made during the Transition Period ended December 31, 1997. Of this amount, $16.4 million were invested in downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. Capital expenditures for downhole tools and other equipment during the next twelve months are expected to be approximately $38 million. The Company believes it will have available resources from the remaining net proceeds from the issuance of the Senior Notes, internally generated cash flows and availability under the Credit Facility to fund operations for at least the next twelve months. In addition, as consolidation of the oil and gas services industry continues in response to increased demand for companies offering a broad range of services, the Company intends to continue expanding its products and services through strategic acquisitions. The Company continuously evaluates potential acquisition candidates in the drilling, completion and workover segments of the industry, including companies providing directional drilling, underbalanced drilling, fishing and enhanced recovery services, as well as companies supplying specialized downhole tools and other equipment to the oil and gas industry. In connection with any future acquisitions, the Company may be required to incur substantial indebtedness to finance such acquisitions and may also issue equity securities or convertible securities.

         Old Notes. On August 19, 1997, Dailey issued the Old Notes in a private placement at a discount of 0.785%. The net proceeds from the issuance of the Old Notes of approximately $109.6 million were used to repay $45.5 million then outstanding under the Credit Facility incurred primarily in connection with the ADI Acquisition. A portion of the proceeds also were utilized to fund planned capital expenditures. The remaining proceeds were utilized to finance a substantial portion of the DWS/DAMCO Acquisition. The Company repurchased all of the Old Notes on February 15, 1998 utilizing a portion of the net proceeds from the issuance of the Senior Notes. As a result of the repurchase of the Old Notes, the Company will record an extraordinary loss in the first quarter of 1998 of approximately $17.8 million, or $1.91 per diluted share, representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

INFLATION AND FOREIGN EXCHANGE

     Inflation has not had a significant impact on Dailey's comparative results of operations. For the Transition Period ended December 31, 1997, transactions conducted in United States dollars accounted for approximately 78% of the Company's total revenues. The Company believes that the percentage of its total revenues relating to transactions conducted in foreign currencies will continue to increase due to continued expansion of the Company's international operations and the DWS/DAMCO Acquisition. The Company currently does not engage in hedging transactions to protect itself against foreign currency fluctuations but rather seeks to protect itself from fluctuations in foreign currencies by accelerating conversion of such currencies into United States dollars and by continual evaluation of the Company's level of operations in such markets.

NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130. In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS No. 130 to have a material effect on the Company's financial statements.

         SFAS No. 131. Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements in the fourth quarter of 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

    IMPACT OF YEAR 2000

     Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    The Company currently is in the process of converting its information systems as part of a total business knowledge management process conversion, which will include all operating systems, for a total estimated cost of approximately $3.5 million. The system conversion is estimated to be completed no later than June 30, 1999. The greatest Year 2000 compliance risk is that system conversion will be delayed beyond the anticipated completion date and the severe shortage of qualified information systems personnel, both internally and externally, could affect compliance efforts. The Company believes that with conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

    The estimated cost and the anticipated date of system implementation are based on management's best estimates; however, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements of the Company meeting the requirements of Regulation S-X (except Section 210.3-05 and Article 11 thereof) are included herein on pages 30 through 61 hereof.

    Other financial statements and schedules required under Regulation S-X, if any, are filed pursuant to Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K of this Transition Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

    The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Transition Report on Form 10-K relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following consolidated financial statements are filed as part of this Transition Report on Form 10-K:


                                                                                                        PAGE
                                                                                                        ----
Index............................................................................................       37
Report of Independent Auditors...................................................................       38
Consolidated Balance Sheets at December 31, 1997 April 30, 1997 and 1996.........................       39
Consolidated Statements of Operations for the Eight Months Ended December 31, 1997 and 1996
   and the Years Ended  April 30, 1997, 1996, and 1995...........................................       40
Consolidated Statements of Stockholders' Equity for the Eight Months Ended December 31, 1997
   and the Years Ended April 30, 1997, 1996, and 1995............................................       41
Consolidated Statements of Cash Flows for the Eight Months Ended December 31, 1997 and 1996
   and the Years Ended  April 30, 1997, 1996, and 1995...........................................       42
Notes to Consolidated Financial Statements.......................................................       43

    The following consolidated financial statement schedule is included in Item 14(d):

Schedule II -- Valuation and Qualifying Accounts..................................................      71


    All other schedules are omitted because either they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

    (b) The following Exhibits are filed as part of this Transition Report on Form 10-K:




         EXHIBIT
         NUMBER                                               DESCRIPTION
         ------                                               -----------


 *         2.1            -- Stock Purchase and Sale Agreement dated May 8, 1997 (the "Stock Purchase
                                 Agreement"), by and among the Company, ADI, the Shareholders of ADI, and the
                                 Preferred Shareholders of Air Drilling Services,  Inc. (Incorporated by
                                 reference from the Company's current Report on Form 8-K dated June 20, 1997)
 *         2.2            -- First Amendment to Stock Purchase Agreement dated May 30, 1997, by and among the
                                 Company, ADI, the Shareholders of ADI, and the Preferred Shareholders of Air
                                 Drilling Services, Inc. (Incorporated by reference from the Company's current
                                 Report on Form 8-K dated June 20, 1997)

*          2.3            -- Asset Purchase Agreement dated effective as of November 30, 1997 (the "Asset
                                 Purchase Agreement"), by and among the Company, DWS/DAMCO and the shareholders of each of DWS, DSI and DTSI. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October
                                 31, 1997)
*          2.4            -- Share Purchase Agreement dated January 14, 1998, between the Company, Integrated
                                 Drilling Systems Limited ("IDS") and the shareholders of IDS (incorporated by reference from amendment no. 1 to the Company's Registration Statement on Form
                                 S-4 (file no. 333-47345)).
           3.1            -- Restated  Certificate of Incorporation. (Incorporated by reference from the
                                 Company's Registration Statement on Form S-1 (File No. 333-04593))
           3.2            -- Restated Bylaws of the Company. (Incorporated by reference from the Company's
                                 Registration Statement on Form S-1 (File No. 333-04593))
           3.3            -- Amendment to Restated  Certificate of Incorporation  dated October 7, 1997.
                                 (Incorporated by reference from the Company's Registration Statement on Form
                                 S-4 (File No. 333-47345))
           4.1            -- Form of Class A Common Stock Certificate. (Incorporated by reference from the
                                 Company's Registration Statement on Form S-4 (File No. 333-47345))
           4.2            -- See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Certificate of
                                 Incorporation and Restated Bylaws of the Company defining the rights of the holders of Class A Common Stock.
           4.3            -- Indenture  Dated  February  13, 1998, by and between the Company, the Subsidiary
                                 Guarantors and the U.S. Trust Company of Texas,  N.A. relating to the Company's
                                 9 1/2% Senior Notes Due 2008.  (Incorporated  by reference  from the  Company's
                                 Registration Statement on Form S-4 (File No. 333-47345))
           4.4            -- Form of Note for the Company's Senior  Notes Due 2008. (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-47345))
           4.5            -- Registration  Rights Agreement dated February 13, 1998 relating to the Senior
                                 Notes. (Incorporated  by reference from the Company's Registration Statement on Form S-4 (File No. 333-47345))
           4.6            -- Registration Rights Agreement dated March 23, 1998, between the Company and the former shareholders of IDS (incorporated by reference from amendment No. 1 to the
                                 Company's registration statement on Form S-4 (file no. 333-47345)).
           4.9            -- See Exhibits 10.__ through 10.__ for additional instruments defining the rights of holders common stock of the Company and of long-term debt of the Company and its Subsidiaries.
           10.1           -- Relationship Agreement by and between the Company and Lawrence Industries, Inc.
                                 (Incorporated by reference from the Company's Registration Statement on Form
                                 S-1 (File No. 333-04593))
           10.2           -- Office Lease  Agreement by and between the Company as lessee and Lawrence
                                 International, Inc. as lessor. (Incorporated by reference from the Company's
                                 Registration Statement on Form S-1 (File No. 333-04593))
           10.3           -- Registration Rights Agreement by and between the Company and Lawrence Industries,
                                 Inc. (Incorporated by reference from the Company's Registration Statement on
                                 Form S-1 (File No. 333-04593))
+          10.4           -- Dailey Petroleum Services Corp. 1996 Key Employee Stock Plan. (Incorporated by
                                 reference from the Company's Registration Statement on Form S-1 (File No.
                                 333-04593))
+          10.5           -- Dailey Petroleum Services Corp. 1996 Non-Employee Director Stock Option Plan.
                                 (Incorporated by reference from the Company's Registration Statement on Form
                                 S-1 (File No. 333-04593))
           10.6           -- Tax Allocation Agreement by and between the Company and Lawrence Industries, Inc.
                                 (Incorporated by reference from the Company's Registration Statement on Form
                                 S-1 (File No. 333-04593))

           10.7           -- Form of  Indemnification  Agreement  between the Company and its directors.
                                 (Incorporated by reference from the Company's Registration Statement on Form
                                 S-1 (File No. 333-04593))
           10.8           -- Form of Indemnification Agreement between the Company and its executive officers.
                                 (Incorporated by reference from the Company's Registration Statement on Form
                                 S-1 (File No. 333-04593))
           10.9           -- Escrow Agreement dated June 20, 1997, by and among the Company, the Shareholders and Warrantholders of ADI (the "Shareholders"), and U.S. Trust Company of
                                 Texas, N.A. (the "Escrow Agent"). (Incorporated by reference from the
                                 Company's current Report on Form 8-K dated June 20, 1997)
           10.10          -- Escrow Agreement dated January 28, 1998, by and among the Company, DWS, DSI, DTSI, the Shareholder Representatives, and U.S. Trust Company of Texas, National
                                 Association (the "Escrow Agent"). (Incorporated by reference from the
                                 Company's current Report on Form 8-K dated January 28, 1998)
           10.11          -- Third Amended and Restated Loan Agreement dated June 20, 1997 (the "Loan
                                 Agreement"), by and between the Company, the financial institutions from time to time a party thereto, and Wells Fargo Bank (Texas), National Association, as Agent. (Incorporated by reference from the Company's current Report on
                                 Form 8-K dated June 20, 1997)
           10.12          -- First Amendment to the Loan Agreement dated January 28, 1998, by and between the
                                 Company, the financial institutions from time to time a party thereto, and
                                 Wells Fargo Bank (Texas), National Association, as Agent. (Incorporated by
                                 reference to the Company's Registration Statement on Form S-4 (File No.
                                 333-47345))
           10.13          -- Third Amended and Restated Commercial Security Agreement dated June 20, 1997, between Wells Fargo Bank (Texas), National Association, as Agent, the Banks
                                 from time to time a party to the Loan Agreement and the Company.
                                 (Incorporated by reference from the Company's current Report on Form 8-K dated
                                 June 20, 1997)
           10.14          -- Form of Guaranty Agreement dated June 20, 1997 between Wells Fargo Bank (Texas),
                                 National Association, as Agent, the Banks from time to time a party to the
                                 Loan Agreement and each of the following subsidiaries of the Company: Dailey
                                 Energy Services, Inc., Dailey Petroleum Sales Corp., International Petroleum
                                 Sales Corp., Columbia Petroleum Services Corp., Dailey Worldwide Services,
                                 Corp., Dailey Environmental Remediation and Technologies, Inc., Air Drilling
                                 International, Inc., and Air Drilling Services, Inc. (Incorporated by
                                 reference from the Company's current Report on Form 8-K dated June 20, 1997)
           10.15          -- Form of Security Pledge Agreement dated June 20, 1997, between Wells Fargo Bank
                                 (Texas), National Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following: the Company; Air Drilling
                                 International, Inc., and Air Drilling Services, Inc. (Incorporated by
                                 reference from the Company's current Report on Form 8-K dated June 20, 1997)
           10.16          -- Form of Subsidiary Commercial Security Agreement dated June 20, 1997, between Wells
                                 Fargo Bank (Texas) National Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following subsidiaries of the
                                 Company: Dailey Energy Services, Inc., Dailey Petroleum Sales Corp.,
                                 International Petroleum Sales Corp., Columbia Petroleum Services Corp., Dailey
                                 Worldwide Services, Corp., Dailey Environmental Remediation and Technologies,
                                 Inc., Air Drilling International, Inc., and Air Drilling Services Inc.
                                 (Incorporated by reference from the Company's current Report on Form 8-K dated
                                 June 20, 1997)
+          10.17          -- Amended Employment Agreement between the Company and James F. Farr dated December
                                 31, 1997. (Incorporated by reference from the Company's Registration
                                 Statement on Form S-4 (File No. 333-47345))



+          10.18          -- Amended Employment Agreement between the Company and William D. Sutton dated
                                 December 31, 1997. (Incorporated by reference from the Company's Registration
                                 Statement on Form S-4 (File No. 333-47345))
+          10.19          -- Amended Employment Agreement between the Company and David T. Tighe dated December
                                 31, 1997. (Incorporated by reference from the Company's Registration
                                 Statement on Form S-4 (File No. 333-47345))
+          10.20          -- Employment Agreement between the Company and J.D. Lawrence dated November 27,
                                 1996. (Incorporated by reference from the Company's Quarterly Report on Form
                                 10-Q for the three months ended January 31, 1997)
+          10.21          -- $250,000 Promissory Note dated January 16, 1997, from James F. Farr in favor of the
                                 Company. (Incorporated by reference from the Company's Quarterly Report on
                                 Form 10-Q for the three months ended January 31, 1997)
+          10.22          -- Security Agreement dated January 16, 1997, between the Company and James F. Farr.
                                 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended January 31, 1997)
+          10.23          -- Stock Option Agreement between the Company and Al Kite dated April 23, 1997.
                                 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended April 30, 1997)
+          10.24          -- Stock Option Agreement between the Company and Bernard Duroc-Danner dated April 23,
                                 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended April 30, 1997)
           10.25          -- 1997 Long-Term Incentive Plan. (Incorporated by reference from the Company's
                                Registration Statement on Form S-4 (File No. 333-47345))

           21.1           -- List of Subsidiaries of the Company. (Incorporated by reference from the Company's
                                 Registration Statement on Form S-4 (File No. 333-47345))

           23.1           -- Consent of Ernst & Young LLP.

           27.1           -- Financial Data Schedule.

           27.2           -- Financial Data Schedule.

           27.3           -- Financial Data Schedule.

           27.4           -- Financial Data Schedule.

__________

+           Management Contract.

    Pursuant to Regulation S-K, Item 601(b)(2), the Company has not filed copies of the schedules attached to each of these exhibits. Such schedules relate to the representations and warranties made by the parties thereto. The Company agrees to provide a copy of such documents to the Commission upon request.


    As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Transition Report certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreement to the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DAILEY INTERNATIONAL INC.

                            By:               /s/ JAMES F. FARR
                               --------------------------------------------
                            James F. Farr
                            President, Chief Executive Officer and Director

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


                                   NAME                                     POSITION                   DATE
                                   ----                                     --------                   ----


                            /s/ J. D. LAWRENCE                  Chairman of the Board              March 27, 1998
            ------------------------------------------------
                             J. D. Lawrence

                            /s/ JAMES F. FARR                   President, Chief Executive         March 27, 1998
            ------------------------------------------------     Officer and Director
                                James F. Farr



                            /s/ WILLIAM D. SUTTON               Senior Vice President, General     March 27, 1998
            ------------------------------------------------     Counsel, Corporate Secretary
                               William D. Sutton                 and Director

                            /s/ DAVID T. TIGHE                  Vice President-- Finance and       March 27, 1998
            ------------------------------------------------     Director (Chief Accounting
                              David T. Tighe                     Officer)

                          /s/ BERNARD DUROC-DANNER              Director                           March 27, 1998
            ------------------------------------------------
                            Bernard Duroc-Danner

                             /s/ AL KITE                        Director                           March 30, 1998
            ------------------------------------------------
                              Al Kite


     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            AIR DRILLING SERVICES, INC.

                            By:           /s/ CHAMAN MALHOTRA
                               --------------------------------------------
                                              Chaman Malhotra
                                                 President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.



                        NAME                                     POSITION                   DATE
                       ----                                     --------                   ----


                /s/ JAMES F. FARR                    Director                           March 30, 1998
------------------------------------------------
                    James F. Farr

               /s/ JAMES C. BRAME                    Vice President, Treasurer and      March 30, 1998
------------------------------------------------      Director (Principal Financial
                   James C. Brame                     and Accounting Officer)

               /s/ CHAMAN MALHOTRA                   Chairman of the Board,             March 30, 1998
------------------------------------------------      President and Director
                   Chaman Malhotra                    (Principal Executive
                                                      Officer)

               /s/ TOMMY D. RAMSAY                   Director                           March 30, 1998
------------------------------------------------
                   Tommy D. Ramsay


     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            AIR DRILLING INTERNATIONAL, INC.

                            By:           /s/ CHAMAN MALHOTRA
                               --------------------------------------------
                                              Chaman Malhotra
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.


                      NAME                                    POSITION                    DATE
                      ----                                    --------                    ----


                /s/ JAMES F. FARR                    Director                           March 30, 1998
------------------------------------------------
                    James F. Farr

              /s/ WILLIAM D. SUTTON                  Director                           March 30, 1998
------------------------------------------------
                  William D. Sutton

               /s/ DAVID T. TIGHE                    Director                           March 30, 1998
------------------------------------------------
                   David T. Tighe

               /s/ JAMES C. BRAME                    Vice President and Director        March 30, 1998
------------------------------------------------      (Principal Financial
                   James C. Brame                     and Accounting Officer)

               /s/ CHAMAN MALHOTRA                   Chairman of the Board,             March 30, 1998
------------------------------------------------      President and Director
                   Chaman Malhotra                    (Principal Executive
                                                      Officer)

               /s/ TOMMY D. RAMSAY                   Director                           March 30, 1998
------------------------------------------------
                   Tommy D. Ramsay


     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            DAILEY WORLDWIDE SERVICES, CORP.

                            By:           /s/ JAMES F. FARR
                               --------------------------------------------
                                              James F. Farr
                                                President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.



                        NAME                                     POSITION                   DATE
                        ----                                     --------                   ----


                /s/ JAMES F. FARR                    President and Sole Director        March 30, 1998
------------------------------------------------      (Principal Executive Officer)
                    James F. Farr

               /s/ DAVID T. TIGHE                    Vice President and Treasurer       March 30, 1998
------------------------------------------------      (Principal Financial and
                   David T. Tighe                     Accounting Officer)


     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            DAILEY ENVIRONMENTAL REMEDIATION
                            TECHNOLOGIES, INC.

                            By:           /s/ JAMES F. FARR
                               --------------------------------------------
                                              James F. Farr
                                                President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.



                        NAME                                     POSITION                   DATE
                        ----                                     --------                   ----


                /s/ JAMES F. FARR                    President and Sole Director        March 30, 1998
------------------------------------------------      (Principal Executive Officer)
                    James F. Farr

               /s/ DAVID T. TIGHE                    Vice President and Treasurer       March 30, 1998
------------------------------------------------      (Principal Financial and
                   David T. Tighe                     Accounting Officer)


                                   SIGNATURES

     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            INTERNATIONAL PETROLEUM SERVICES, INC.

                            By:           /s/ JAMES F. FARR
                               --------------------------------------------
                                              James F. Farr
                                                President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.

                      NAME                                     POSITION                   DATE
                      ----                                     --------                   ----


                /s/ JAMES F. FARR                    President and Sole Director        March 30, 1998
------------------------------------------------      (Principal Executive Officer)
                    James F. Farr

               /s/ DAVID T. TIGHE                    Vice President and Treasurer       March 30, 1998
------------------------------------------------      (Principal Financial and
                   David T. Tighe                     Accounting Officer)


                                     SIGNATURES

     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            COLUMBIA PETROLEUM SERVICES, CORP.

                            By:           /s/ JAMES F. FARR
                               --------------------------------------------
                                              James F. Farr
                                                President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.



                       NAME                                     POSITION                   DATE
                       ----                                     --------                   ----

                /s/ JAMES F. FARR                    President and Sole Director        March 30, 1998
------------------------------------------------      (Principal Executive Officer)
                    James F. Farr

               /s/ DAVID T. TIGHE                    Vice President and Treasurer       March 30, 1998
------------------------------------------------      (Principal Financial and
                   David T. Tighe                     Accounting Officer)


                                      SIGNATURES

     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            DAILEY INTERNATIONAL SALES CORPORATION

                            By:           /s/ JAMES F. FARR
                               --------------------------------------------
                                              James F. Farr
                                                President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March, 1998.



                         NAME                                     POSITION                   DATE
                         ----                                     --------                   ----


                /s/ JAMES F. FARR                    President and Sole Director        March 30, 1998
------------------------------------------------      (Principal Executive Officer)
                    James F. Farr

               /s/ DAVID T. TIGHE                    Vice President and Treasurer       March 30, 1998
------------------------------------------------      (Principal Financial and
                   David T. Tighe                     Accounting Officer)


     Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th day of March, 1998.

                            DAILEY ENERGY SERVICES, INC.

                            By:           /s/ JAMES F. FARR
                               --------------------------------------------
                                              James F. Farr
                                                President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the indicated on the 30th day of March, 1998.



                       NAME                                     POSITION                   DATE
                       ----                                     --------                   ----


              /s/ WILLIAM B. BARCLAY                Director                           March 30, 1998
------------------------------------------------
                  William B. Barclay




                /s/ JAMES F. FARR                   President and Director             March 30, 1998
------------------------------------------------      (Principal Executive Officer)
                    James F. Farr

               /s/ DAVID T. TIGHE                   Vice President                     March 30, 1998
------------------------------------------------      (Principal Financial and
                   David T. Tighe                     Accounting Officer)


                        CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors...................................................................      38

Consolidated Financial Statements:
Consolidated Balance Sheets......................................................................      39
Consolidated Statements of Operations............................................................      40
Consolidated Statements of Stockholders' Equity..................................................      41
Consolidated Statements of Cash Flows............................................................      42
Notes to Consolidated Financial Statements.......................................................      43


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Dailey International Inc.

    We have audited the accompanying consolidated balance sheets of Dailey International Inc. as of December 31, 1997 and April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the eight month period ended December 31, 1997 and for each of the three years in the period ended April 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dailey International Inc. at December 31, 1997 and April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the eight month period ended December 31, 1997 and for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG LLP

Houston, Texas
March 13, 1998, except Note 16,
      as to which the date is March 24, 1998

                            DAILEY INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                       DECEMBER 31,      APRIL 30,
                                                                                       ------------  -------------------
                                                                                          1997         1997       1996
                                                                                       ------------  ---------  --------
                                                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents......................................................      $    59,837   $ 15,200    $ 1,967
  Accounts receivable, net.......................................................           34,601     18,606     16,306
  Accounts receivable from officers and affiliates...............................               --         --        436
  Deferred income taxes..........................................................              465        597        389
  Prepaid expenses and other current assets......................................            2,304      1,253        575
                                                                                       -----------   --------    -------
          Total current assets...................................................           97,207     35,656     19,673
Revenue-producing tools and inventory, net.......................................           79,056     37,488     29,208
Property and equipment, net......................................................            8,181      5,622      5,326
Deferred income taxes............................................................               --      1,959      1,384
Accounts receivable from officer.................................................              250        250         --
Goodwill, net....................................................................           19,183         --         --
Other assets.....................................................................            5,400      1,384        287
                                                                                       -----------   --------    -------
          Total assets...........................................................      $   209,277   $ 82,359    $55,878
                                                                                       ===========   ========    =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.......................................      $    23,804   $  8,324    $ 6,749
  Accounts payable to affiliate..................................................              483        442         --
  Income taxes payable...........................................................            2,417      3,241      1,749
  Short-term debt................................................................               --         --      1,300
  Current portion of long-term debt..............................................              146      1,711      1,738
  Current portion of indebtedness to affiliate...................................               --         --        660
                                                                                       -----------   --------    -------
          Total current liabilities..............................................           26,850     13,718     12,196
Long-term debt...................................................................          114,229      5,155      6,866
Long-term indebtedness to affiliate..............................................               --         --      1,100
Deferred income taxes............................................................            1,238         --         --
Other noncurrent liabilities.....................................................            1,559        159         75
Commitments and contingencies....................................................
Stockholders' equity:
  Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued.....               --         --         --
  Common stock, Class A, $0.01 par value: 20,000,000 shares authorized;
    4,397,598, 4,315,000 and 0 issued and  4,253,598, 4,291,000 and 0 outstanding at December 31, 1997,  April 30, 1997 and  April 30, 1996, respectively;
    Class B, $0.01 par value: 10,000,000 shares authorized, 5,000,000 shares
    issued and outstanding at December 31, 1997, April 30, 1997 and 1996.........              94          93         50
  Treasury stock (144,000 shares at December 31, 1997 and 24,000 shares at
    April 30, 1997)..............................................................           (1,047)      (234)        --
  Paid-in capital................................................................           41,335     39,972      4,559
  Retained earnings..............................................................           25,019     23,496     31,032
                                                                                       -----------   --------    -------
          Total stockholders' equity.............................................           65,401     63,327     35,641
                                                                                       -----------   --------    -------
          Total liabilities and stockholders' equity.............................      $   209,277   $ 82,359    $55,878
                                                                                       ===========   ========    =======

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      EIGHT MONTHS ENDED DECEMBER 31,           YEAR ENDED APRIL 30,
                                                      -------------------------------  --------------------------------------
                                                           1997             1996            1997          1996        1995
                                                      ------------      ----------      ------------- ------------- ---------
                                                                        (UNAUDITED)
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Rental income...................................    $     42,454      $   33,761      $   49,497    $   42,987    $   36,691
  Sales of products and services..................          15,010          11,454          16,954        15,952        12,172
  Underbalanced drilling..........................          18,685              --              --            --            --
                                                      ------------      ----------      ----------    ----------    ----------
                                                            76,149          45,215          66,451        58,939        48,863
Costs and expenses:
  Cost of rentals.................................          29,613          25,378          37,655        33,019        29,685
  Cost of products and services...................           9,248           6,194           8,890         7,927         6,889
  Cost of underbalanced drilling..................          12,005              --              --            --            --
  Selling, general and administrative.............          14,677           7,973          11,893        12,083         9,607
  Reorganization cost.............................           2,453              --              --            --            --
  Non-cash compensation...........................             661              --           2,807            --            --
  Research and development........................             190             549             850           728           775
                                                        ----------      ----------      ----------    ----------    ----------
                                                            68,847          40,094          62,095        53,757        46,956
                                                        ----------      ----------      ----------    ----------    ----------
Operating income..................................           7,302           5,121           4,356         5,182         1,907
Other (income) expense:
  Interest income.................................          (1,342)           (410)           (640)         (104)          (60)
  Interest expense-- nonaffiliates................           5,252             486             671           785           841
  Interest expense-- affiliate....................              --             172             162           182           220
  Other, net......................................             396            (149)            188           278           100
                                                        ----------      -----------     ----------    ----------    ----------
Income before income taxes........................           2,996           5,022           3,975         4,041           806
Provision for income taxes........................           1,319           1,829           1,511         1,427           838
                                                        ----------      ----------      ----------    ----------    ----------
Net income (loss).................................      $    1,677      $    3,193      $    2,464    $    2,614    $      (32)
                                                        ==========      ==========      ==========    ==========    ==========
Earnings (loss) per share:
    Basic.........................................      $     0.18      $     0.42      $     0.30          N/A     $    (0.01)
    Diluted.......................................      $     0.18      $     0.42      $     0.30          N/A     $    (0.01)
Pro forma earnings per share:
    Basic.........................................             N/A             N/A             N/A    $     0.40           N/A
    Diluted.......................................             N/A             N/A             N/A    $     0.40           N/A
Weighted average shares outstanding:
    Basic.........................................       9,228,009       7,594,286       8,138,104           N/A     5,360,000
    Diluted.......................................       9,329,400       7,637,214       8,178,576           N/A     5,360,000
Pro forma weighted average shares outstanding:
    Basic.........................................             N/A             N/A             N/A     6,610,000           N/A
    Diluted.......................................             N/A             N/A             N/A     6,610,000           N/A


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                CLASS A    CLASS B                                       TOTAL
                                     PREFERRED  COMMON     COMMON    TREASURY    PAID-IN   RETAINED  STOCKHOLDERS'
                                       STOCK     STOCK      STOCK      STOCK     CAPITAL   EARNINGS     EQUITY
                                       -----     -----      -----      -----     -------   --------     ------
                                                                   (IN THOUSANDS)
Balance at May 1, 1994 as
  Restated (Note 1).................  $    --   $    --      $ 50     $    --    $ 4,559   $ 28,450    $  33,059

  Net loss..........................       --        --        --          --         --        (32)         (32)
                                      -------   -------      ----     -------    -------   --------    ---------
Balance at April 30, 1995...........       --        --        50          --      4,559     28,418       33,027
  Net income........................       --        --        --          --         --      2,614        2,614
                                      -------   -------      ----     -------    -------   --------    ---------
Balance at April 30, 1996...........       --        --        50          --      4,559     31,032       35,641
  Net income........................       --        --        --          --         --      2,464        2,464
  Dividend (Note 1).................       --        --        --          --         --    (10,000)     (10,000)
  Net proceeds from sale of stock...       --        39        --          --     27,610         --       27,649
  Capital contribution..............       --        --        --          --      5,000         --        5,000
  Purchases of treasury stock.......       --        --        --        (234)        --         --         (234)
  Provision for stock awards........       --         4        --          --      2,803         --        2,807
                                      -------   -------      ----     -------    -------  ---------    ---------
Balance at April 30, 1997...........       --        43        50        (234)    39,972     23,496       63,327
                                      -------   -------      ----     -------    -------  ---------    ---------
  Net income........................       --        --        --          --         --      1,677        1,677
  Translation adjustment............       --        --        --          --         --       (154)        (154)
  Purchases of treasury stock.......       --        --        --        (813)        --         --         (813)
  Provision for stock awards........       --        --        --          --        661         --          661
  Exercise of stock options.........       --         1        --          --        702         --          703
                                      -------   -------      ----     -------    -------  ---------    ---------
Balance at December 31, 1997........  $    --   $    44      $ 50     $(1,047)   $41,335  $  25,019    $  65,401
                                      =======   =======      ====     =======    =======  =========    =========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               EIGHT MONTHS ENDED
                                                                   DECEMBER 31,             YEAR  ENDED APRIL 30,
                                                           ------------------------    ------------------------------
                                                               1997       1996          1997        1996        1995
                                                               ----       ----          ----        ----        ----
                                                                       (UNAUDITED)
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) .......................................  $   1,677   $   3,193   $   2,464   $   2,614   $     (32)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation  .........................................      7,339       4,157       6,530       5,689       5,385
  Amortization...........................................        767          40          63          37          43
  Deferred income taxes .................................        100         511        (783)       (816)       (487)
  Provision for doubtful accounts .......................        561         208         305         256         321
  (Gain) loss on sale and disposition of property and
     equipment...........................................         10         (11)        159           6          (9)
  Provision for stock awards ............................        661          --       2,807          --          --
  Changes in operating assets and liabilities (net of
     the effects of acquisitions):
     Accounts receivable -- trade .......................     (9,497)     (5,960)     (2,605)     (2,498)       (663)
     Accounts receivable from/payable to officers and
        affiliates.......................................         41      (4,570)        628        (538)       (711)
     Prepaid expenses and other .........................       (171)     (1,716)       (972)        347          (3)
     Accounts payable and accrued liabilities ...........     10,526       4,823       1,575        (932)      2,458
     Income taxes payable ...............................     (1,322)        690       1,492         741        (319)
                                                           ---------   ---------   ---------   ---------   ---------
Net cash provided by operating activities ...............     10,692       1,365      11,663       4,906       5,983

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory ......    (22,792)    (15,696)    (21,825)    (12,173)    (13,396)
Inventory transferred to cost of rentals ................      6,386       4,311       5,913       5,521       4,739
Revenue-producing tools lost in hole, abandoned and sold       1,976       1,419       1,983       2,551       2,073
Additions to property and equipment .....................     (8,394)       (509)       (660)       (883)     (1,619)
Proceeds from sale of property and equipment ............        617          94         126         916         473
Acquisition .............................................    (46,226)         --      (1,584)         --          --
                                                           ---------   ---------   ---------   ---------   ---------
Net cash used in investing activities ...................    (68,433)    (10,381)    (16,047)     (4,068)     (7,730)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt ......................    159,597         400         400       1,300          --
Payments on outstanding debt ............................    (52,826)     (4,628)     (5,198)     (1,967)     (1,074)
Financing costs .........................................     (4,129)         --          --          --          --
Payment of promissory note ..............................         --      (5,000)     (5,000)         --          --
Purchase of treasury stock ..............................       (813)         --        (234)         --          --
Exercise of stock options ...............................        703          --          --          --          --
Net proceeds from sale of common stock ..................         --      27,834      27,649          --          --
                                                           ---------   ---------   ---------   ---------   ---------
Net cash provided by (used in) financing activities .....    102,532      18,606      17,617        (667)     (1,074)
Effect of foreign exchange rate changes on cash .........       (154)         --          --          --          --
                                                           ---------   ---------   ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents ........     44,637       9,590      13,233         171      (2,821)
Cash and cash equivalents at beginning of period ........     15,200       1,967       1,967       1,796       4,617
                                                           ---------   ---------   ---------   ---------   ---------
Cash and cash equivalents at end of period ..............  $  59,837   $  11,557   $  15,200   $   1,967   $   1,796
                                                           =========   =========   =========   =========   =========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1. ORGANIZATION AND PUBLIC OFFERING

     The accompanying consolidated financial statements reflect the operations of Dailey International Inc. (formerly Dailey Petroleum Services Corp.), a Delaware corporation. In June 1996, Dailey Petroleum Services Corp. was merged with Dailey Corporation (which changed its name to Dailey Petroleum Services Corp.). In October 1997, Dailey Petroleum Services Corp. changed its name to Dailey International Inc., hereinafter referred to as the "Company" or "Dailey."


    In October 1997, the Company changed its fiscal year end to December 31, effective December 31, 1997. For purposes of this financial statement presentation, the eight month period ended December 31, 1997 represents the transition period from May 1, 1997 (April 30, 1997 being the last fiscal year end) through December 31, 1997. The unaudited results for the eight months ended December 31, 1996 have been presented for comparative purposes.

     The Company is an integrated supplier of specialty services and a provider of technologically-advanced downhole tools to the oil and gas industry on a worldwide basis. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. In June 1997, the Company acquired Air Drilling International, Inc. ("ADI" and the "ADI Acquisition") and, as a result, became a leading provider worldwide of air drilling services for underbalanced drilling applications. The Company operates in one business segment.

    Prior to June 1996, Dailey was a wholly-owned subsidiary of Lawrence Industries, Inc. ("Lawrence"). In June 1996, in preparation for the initial public offering of Class A Common Stock of Dailey, Lawrence reorganized its ownership of the Company into a holding company structure through a forward triangular merger of Dailey Petroleum Services Corp., into a newly-formed, wholly-owned indirect subsidiary of Lawrence called Dailey Corporation (the "Reorganization"), which is now Dailey International Inc. The effect of the forward triangular merger has been reflected retroactively in the accompanying financial statements. In August 1996, the Company completed its initial public offering of 3,910,000 shares of Class A Common Stock (the "1996 IPO").

    Dailey's Restated Certificate of Incorporation provides for three classes of stock: Class A Common Stock, Class B Common Stock and Preferred Stock. The Board of Directors is empowered to authorize the issuance of Preferred Stock in one or more series and to fix the rights, powers, preferences and limitations of each series. A holder of Class B Common Stock may convert its Class B Common Stock into Class A Common Stock at any time at the ratio of one share of Class A Common Stock for each share of Class B Common Stock. In the event of liquidation, holders of Class A Common Stock and Class B Common Stock share with each other on a ratable basis as a single class in the net assets of the Company available for distribution. In addition, shares of Class B Common Stock convert automatically into a like number of shares of Class A Common Stock upon the sale or transfer of such shares to a person or entity that is not a member of the Lawrence Group (as defined in the Company's Restated Certificate of Incorporation).

     Net proceeds from the sale of the stock in the 1996 IPO were $27.6 million. The Company used $5.0 million of the proceeds from the 1996 IPO to repay the outstanding balance of a $10.0 million promissory note, which was incurred in connection with a dividend declared on June 27, 1996 (the "Dividend"). Prior to commencement of the IPO, the Company's sole stockholder contributed to the capital of the Company $5.0 million of the outstanding principal of such note. The statement of operations for the year ended April 30, 1996 includes pro forma per share data which gives effect to the number of shares from which proceeds would have been used to pay the Dividend (an additional 1,250,000 shares assuming a per share offering price of $8.00, thus earnings per share for the year ended April 30, 1996, were based on 6,610,000 shares of Common Stock outstanding). Historical earnings per share excluding the pro forma effect of the dividend was $0.49 per share for the year ended April 30, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

     The Company has historically had significant transactions with Lawrence and its affiliates which are reflected in the accompanying consolidated financial statements on the basis established between the Company and Lawrence. See Notes 7, 8, and 11.

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

Cash and Cash Equivalents

    The Company considers all investments with maturities of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable

     Accounts receivable are net of allowances for doubtful accounts of $1.8 million at December 31, 1997 and $1.5 million and $1.3 million at April 30, 1997 and 1996, respectively.

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

Capitalized Interest

     Interest costs for the construction of revenue-producing tools are capitalized. The Company capitalized interest costs of $396,000 on work in progress for the eight months ended December 31, 1997. Such amounts were not significant in prior periods.

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

Intangible Assets

     Patents and other intangibles are amortized over 5 to 17 years and goodwill is amortized over 20 to 40 years. Accumulated amortization, including goodwill amortization, was $1.2 million, $386,000 and $323,000 as of December 31, 1997 and April 30, 1997 and 1996, respectively.

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

Stock Based Compensation

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to use the "intrinsic value based method" of accounting for its stock option plans. This method does not result in the recognition of compensation expense at the time employee stock options are granted, if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. (See Note 14).

Income Taxes

    The accompanying consolidated financial statements reflect deferred income taxes on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect. An impairment evaluation, with reserves recorded as necessary for any tax benefit not expected to be realized, is required of deferred tax assets. A current tax expense or benefit is recognized for estimated taxes payable or refundable for the current year.

    The Company was included in the consolidated U.S. federal income tax return of Lawrence for taxable periods ending on the closing of the 1996 IPO. The Company and Lawrence are jointly and severally liable with respect to taxes related to periods prior to the 1996 IPO. The Company and its subsidiaries currently file separate income tax returns. The accompanying consolidated financial statements reflect the income tax provisions of the Company on a separate return basis for all years with no U.S. federal tax operating loss, tax credit, or foreign credit carryforwards generated prior to May 1, 1988 allocated to the Company by Lawrence.

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

Foreign Currency Exchange

     The U.S. dollar is the functional currency for the majority of the Company's operations. Accordingly, foreign currency exchange gains and losses are recognized in the consolidated statements of operations. Foreign exchange gain (loss) for the eight months ended December 31, 1997 and 1996 was $296,000 and ($135,000), respectively, and for the fiscal years ended April 30, 1997, 1996 and 1995 was $19,000, $239,000 and ($90,000), respectively.

Earnings Per Share

     The Company has reported earnings per share for all periods in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings per Share (SFAS No. 128), and has restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded. The method of calculating diluted earnings per share is similar to fully diluted earnings per share which was previously not required to be reported if the effect of the dilution was less than three percent. SFAS No. 128 resulted in no change in restated basic earnings per share for the years ended April 30, 1997, 1996 and 1995.

  New Accounting Pronouncements

     SFAS No. 130. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS No. 130 to have a material effect on the Company's financial statements.

    SFAS No. 131. Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements in the fourth quarter of 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

3. ADI ACQUISITION

    On June 20, 1997, the Company purchased the stock of ADI (a provider of air drilling services for underbalanced drilling applications) for $46.4 million, including the repayment of approximately $16.8 million of ADI indebtedness, financed with bank debt of $45.5 million and proceeds from the 1996 IPO. The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. The Company recorded goodwill of approximately $18.9 million relating to the excess of the purchase price over the fair market value of ADI's assets, which will be amortized over 20 years and result in approximately $943,000 in amortization expense per year. The accompanying consolidated Statement of Operations includes the results of ADI since June 20, 1997. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

    The pro forma unaudited results of operations, assuming consummation of the purchase of ADI as of May 1, 1996 utilizing interim financing of $45.5 million under the Company's bank credit facility and reflecting extinguishment of debt of Dailey and ADI (except for capitalized leases), are as follows:


                                                 EIGHT MONTHS ENDED
                                                      DECEMBER 31,     YEAR ENDED
                                                 --------------------   APRIL 30,
                                                    1997     1996(a)     1997(a)
                                                 ---------  ---------  ----------
                                                           (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                               DATA)
Revenues......................................   $  80,364  $  60,129   $  92,592
Net income (loss).............................       1,755       (686)      1,964
Basic earnings (loss) per share...............        0.19      (0.09)       0.24
Diluted earnings (loss) per share.............        0.19      (0.09)       0.24
--------------
(a) Before extraordinary item related to ADI.

    The pro forma information includes adjustments for additional depreciation and amortization expense associated with the purchase price allocation using a 20 year life for goodwill and an average life of eight years for fixed assets, increased interest expense for the additional borrowings under the credit facility as if they were incurred at the beginning of the period and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed dates or the results of operations for any future period.

4. REVENUE-PRODUCING TOOLS AND INVENTORY

                                                                      APRIL 30,
                                                    DECEMBER 31, --------------------
                                                       1997         1997       1996
                                                   ------------  --------------------
                                                             (IN THOUSANDS)
Revenue-producing tools.......................     $     95,266   $  56,622   $  48,024
Accumulated depreciation......................          (37,284)    (32,503)    (29,740)
                                                   ------------   ---------   ---------
                                                         57,982      24,119      18,284
Inventory:
  Components, subassemblies and expendable parts         17,748      11,293       9,096
  Rental tools and expendable parts under
      production..............................            2,100       1,261       1,058
  Raw materials...............................            1,226         815         770
                                                   ------------   ---------   ---------
                                                         21,074      13,369      10,924
                                                   ------------   ---------   ---------
     Revenue-Producing Tools and Inventory....     $     79,056   $  37,488   $  29,208
                                                   ============   =========   =========

5. PROPERTY AND EQUIPMENT

                                                                  APRIL 30,
                                              DECEMBER 31,   -------------------
                                                 1997          1997        1996
                                              ------------   --------   --------
                                                         (IN THOUSANDS)
Land.......................................... $     1,072   $  1,072   $  1,271
Buildings and improvements....................       6,624      5,758      5,985
Machinery and equipment.......................      15,312     13,579     15,377
Furniture and fixtures........................       1,825      1,278      1,579
Other.........................................       1,421      1,191        593
                                               -----------   --------   --------
                                                    26,254     22,878     24,805
Accumulated Depreciation......................     (18,073)   (17,256)   (19,479)
                                               -----------   --------   --------
 Property and Equipment....................... $     8,181   $  5,622   $  5,326
                                               ===========   ========   ========

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                   APRIL 30,
                                               DECEMBER 31,   ------------------
                                                   1997        1997       1996
                                               ------------   -------   --------
                                                         (IN THOUSANDS)
Trade accounts payable........................ $     9,637    $ 3,647    $ 2,601
Accrued salaries and vacation.................       3,451      1,961      1,778
Agent commissions payable.....................       1,256        706        774
Accrued expenses and other....................       9,460      2,010      1,596
                                               -----------    -------    -------
 Accounts Payable and Accrued Liabilities..... $    23,804    $ 8,324    $ 6,749
                                               ===========    =======    =======


7. RELATED PARTY TRANSACTIONS

    The accompanying consolidated statements of operations include annual rental charges from Lawrence and from an executive for a corporate office facility and manufacturing and service center facilities. See Note 11.

    The affiliate balances, other than the amounts included in long-term debt, are non-interest bearing and have no fixed repayment terms.

    The Company provided Lawrence and certain of its affiliates with various administrative and management services including cash management, accounting, tax, data processing, human resources and legal services in all periods presented. During the years ended April 30, 1996 and 1995, the Company also utilized from time to time aircraft owned by a Lawrence subsidiary. The effect of the estimated fair values of these services rendered less services received was not significant to the results of operations.

    The Company participates in the "Lawrence Companies Retirement Plan", a defined contribution benefit plan, covering all Dailey employees. Contributions are determined as 50% of the employee's contribution up to 3% of the employee's total compensation. Amounts charged to benefit costs and contributed to the plan for the years ended April 30, 1997, 1996 and 1995 totaled $203,000, $178,000 and $152,000, respectively. Amounts charged to benefit costs and contributed to the plan for the eight months ended December 31, 1997 and 1996 were $212,000 and $142,000, respectively.

8. BORROWING ARRANGEMENTS

Long-term debt consisted of the following:


                                                                 APRIL 30,
                                               DECEMBER 31,   ------------------
                                                   1997         1997       1996
                                               ------------   --------   -------
                                                         (IN THOUSANDS)
Senior Notes..............................     $   114,223    $    --    $    --
Note payable to a bank....................              --      6,778      8,444
Note payable to affiliates................              --         --      1,760
Other.....................................             152         88        160
                                               -----------     ------    -------
                                                   114,375      6,866     10,364
Less current portion of long-term debt....             146      1,711      2,398
                                               -----------     ------    -------
          Total long-term debt............      $  114,229     $5,155    $ 7,966
                                               ===========     ======    =======

    Interest paid during the years ended April 30, 1997, 1996 and 1995 was $858,000, $956,000 and $1,128,000, respectively. Interest paid for the eight months ended December 31, 1997 and 1996 was $683,000 and $658,000, respectively.

    The Company entered into a revolving credit facility with a bank on December 15, 1995 (amended as of June 5, 1996) which provided interest at the prime rate with an option to convert to a LIBOR-based rate plus 2.0%. The obligations are collateralized by substantially all of the Company's property, equipment, inventory, intellectual property and receivables. The credit facility contains certain restrictive covenants and customary events of default and conditions to the bank's obligation to make advances to the Company. On June 20, 1997, allowable borrowings under the revolving credit facility were increased to the lesser of $15.0 million or a loan formula based upon the receivable level of eligible accounts receivable. The revolving credit facility matures on June 30, 2002. Interest on revolving credit advances is variable and will fluctuate at a variable margin over the bank's prime rate or at a LIBOR-based rate. Both interest rates can fluctuate based on leverage ratios. At December 31, 1997, the Company had no outstanding borrowings under this credit facility and available borrowing capacity was $11.3 million.

    On August 19, 1997, the Company issued $115.0 million of 9 3/4% Senior Notes due 2007 at a discount of 0.785%, and a portion of the proceeds was used to repay the outstanding note payable to a bank. See Note 16.

9. INCOME TAXES


                                           EIGHT MONTHS ENDED
                                              DECEMBER 31,                YEAR ENDED APRIL 30,
                                     -----------------------------    -----------------------------
                                         1997             1996          1997       1996       1995
                                     -------------   -------------    --------   -------   --------
                                                      (UNAUDITED)
                                                             (IN THOUSANDS)
Income (loss) before income taxes:
  U.S. operations.................   $       2,135   $       4,583    $ 3,858    $ 4,072    $ 1,443
  Foreign operations..............             861             439        117        (31)      (637)
                                     -------------    ------------    -------    -------    -------
    Income (loss) before income
     taxes........................   $       2,996   $       5,022    $ 3,975    $ 4,041    $   806
                                     =============   =============    =======    =======    =======
Income tax provision (benefit):
  U.S. current....................   $        (987)  $         857    $   679    $   941    $   737
  Foreign current.................           1,222           1,716      1,358      1,302        588
  U.S. deferred...................             978          (1,069)      (783)      (816)      (487)
  State and local current.........             106             325        257         --         --
                                     -------------   -------------    -------    -------    -------
    Income tax provision
      (benefit)...................   $       1,319   $       1,829    $ 1,511    $ 1,427    $   838
                                     =============   =============    =======    =======    =======

    Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the components of deferred tax liabilities and assets are as follows:

                                                                       APRIL 30,
                                                   DECEMBER 31,    -------------------
                                                       1997          1997       1996
                                                   ------------    --------   --------
                                                            (IN THOUSANDS)
Deferred tax liabilities:
  Revenue-producing tools and property and
    equipment...................................   $      3,840    $    683   $    662
                                                   ------------    --------   --------
Deferred tax assets:
  Stock award-- salary expense..................             62         399         --
  Net operating loss carryforward...............          1,510          --      1,547
  Provision for doubtful accounts...............            900         544        504
  Uniform capitalization costs and
   inventory reserve............................            640       1,272      1,053
  Vacation and workers' compensation accruals...            248         418        389
  Foreign tax credit carryforward...............             --       1,661         --
  Other.........................................            260          --         --
                                                   ------------    --------   --------
          Total deferred tax assets.............          3,620       4,294      3,493
Valuation allowance for deferred tax assets.....           (553)     (1,055)    (1,058)
                                                   -------------   --------   --------
                                                          3,067       3,239      2,435
                                                   ------------    --------   --------
Net deferred tax assets (liabilities)...........   $       (773)   $  2,556   $  1,773
                                                   ============    ========   ========

    The difference between the United States statutory rate and the Company's effective income tax rate is reconciled as follows:

                                              EIGHT MONTHS ENDED            YEAR ENDED
                                                  DECEMBER 31,                APRIL 30,
                                               ------------------      -----------------------
                                               1997        1996        1997     1996     1995
                                               -----       -----       -----    -----    -----
                                                        (UNAUDITED)
United States statutory rate..............     34.0%       34.0%       34.0%   34.0%     34.0%
Increases (reductions) in tax rate
 resulting from:
  Meals and entertainment.................      4.3         2.7         2.7     2.2      10.7
  State taxes, net of federal benefit.....      2.3         4.2         4.2      --        --
  Dissolution of partnership..............       --          --          --    20.0        --
  Benefit of net operating loss
   carryforward...........................    (31.4)         --          --   (23.2)       --
  Foreign income and withholding,
   net of federal benefit.................     25.5         3.1         3.1     2.6      41.4
  Nondeductible goodwill amortization.....      6.4          --          --      --        --
  Other...................................      2.9        (7.6)       (6.0)    (.3)     17.9
                                              -----        ----        ----   -----     -----
     Effective income tax rate............     44.0%       36.4%       38.0%   35.3%    104.0%
                                              =====        ====        ====   =====     =====

    At December 31, 1997, the Company had foreign net operating loss carryforwards of approximately $3.0 million which can be carried forward indefinitely. The Company also had approximately $1.6 million of domestic net operating loss carryforwards which will begin to expire in 2011. The domestic net operating loss carryforwards are subject to certain separate return and change in ownership limitations. Accordingly, the Company has recorded a valuation allowance of $553,000 against these net operating loss carryforwards as the Company believes that the corresponding deferred tax assets may not be realizable.
    At December 31, 1997 and April 30, 1997, the valuation allowance was $553,000 and $1.1 million, respectively. In connection with the Company's decision to change its fiscal year end to December 31, the Company determined that the net foreign tax credit carryforward could not be utilized and was therefore written off resulting in a $1.1 million decrease in the valuation allowance. In addition, the Company recorded a $553,000 valuation allowance against its domestic net operating loss carryforwards.
    No provision is made for U.S. income and foreign withholding taxes applicable to undistributed earnings of foreign subsidiaries as those earnings are considered to be permanently reinvested.

    The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

    Income taxes paid during fiscal year ended April 30, 1997, 1996 and 1995 were $608,000, $538,000 and $917,000, respectively. Income taxes paid for the eight months ended December 31, 1997 and 1996 were $2.0 million and $461,000, respectively.


10. ROYALTIES

    In 1986, the Company purchased the design, patents and rights to certain hydraulic tools and entered into a royalty agreement with the seller which expires in 1999 and 2003. Royalty agreements were executed between the Company and the royalty owner in 1993 and 1994 on patents related to a double-acting drilling accelerator and improvements to hydraulic drilling jars. In March 1994, the royalty agreements were amended to cap royalties through December 1999, with the royalty percentage decreasing from January 2000 to expiration of the applicable patents. Upon expiration of the patents, no royalties will be required. For the years ended April 30, 1997, 1996 and 1995, royalty expense was $879,000, $843,000 and $826,000, respectively. For the eight months ended December 31, 1997 and 1996 royalty expense was $742,000 and $608,000, respectively. The owner of the royalty was an officer of the Company until October 1994.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, transportation equipment and other property under noncancelable operating leases with third parties and a corporate office facility and manufacturing and service center facilities with related parties. See Note 7. Future minimum lease commitments under noncancelable operating leases at December 31, 1997 are as follows:

                         THIRD
                        PARTIES      AFFILIATES       TOTAL
                        -------     ------------      ------
                                    (IN THOUSANDS)
1998....................$  740         $1,071         $1,811
1999....................   451          1,070          1,521
2000....................   291          1,033          1,324
2001....................   244            791          1,035
2002....................   167            217            384
Thereafter..............   443             --            443
                         -----         ------         ------
                        $2,336         $4,182         $6,518
                        ======         ======         ======

    Rental expense under operating leases with third parties, inclusive of month-to-month rentals, totaled $2.2 million, $2.4 million and $1.7 million for the years ended April 30, 1997, 1996 and 1995, respectively, and, with related parties, totaled $915,000, $1.3 million and $1.2 million for the years ended April 30, 1997, 1996 and 1995, respectively. For the eight months ended December 31, 1997 and 1996, rental expense under operating leases with third parties, inclusive of month-to-month rentals, totaled $2.7 million and $2.0 million respectively, and, with related parties, totaled $671,000 and $593,000, respectively. Rental expense is included in selling, general and administrative expenses and cost of rentals.

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

12. CONCENTRATIONS OF CREDIT RISK AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

    Carrying amount and fair values: The carrying amount and estimated fair values of financial instruments are as follows:


                                                    CARRYING AMOUNT                    FAIR VALUE
                                             ------------------------------   ------------------------------
                                                               APRIL 30,                       APRIL 30,
                                             DECEMBER 31,  ----------------   DECEMBER 31, -----------------
                                                1997        1997      1996       1997       1997       1996
                                             ----------   -------   ------    --------    -------   --------
                                                                     (IN THOUSANDS)
 Financial assets:
   Cash and short-term financial assets....   $ 59,837     $15,200  $ 1,967    $ 59,837    $15,200   $ 1,967
 Financial liabilities:
   Senior Notes ...........................    114,223          --       --     120,750         --        --
   Bank notes and other ...................        152       6,866   10,364         152      6,954    10,316

    Fair value methods: The following methods and assumptions were used in estimating fair values:

         For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

         For Senior Notes, estimated fair value is based on quoted market prices at year end. The fair values of the Company's long-term bank notes and other debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

13. EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                         EIGHT MONTHS ENDED
                                                             DECEMBER 31,              YEAR ENDED APRIL 30,
                                                      ------------------------  -------------------------------------
                                                          1997         1996         1997         1996        1995
                                                      -----------  -----------  -----------  -----------  -----------
                                                                   (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 Net income (loss) for basic and diluted
    earnings per share.............................   $     1,677  $     3,193  $     2,464   $    2,614   $      (32)
                                                      ===========  ===========  ===========   ==========   ==========
 Weighted average shares for basic
      earnings per share...........................     9,228,009    7,594,286    8,138,104          N/A    5,360,000
 Pro forma average shares for
      basic earnings per share.....................           N/A          N/A          N/A    6,610,000          N/A
 Effect of dilutive securities:
      Stock options and unvested stock grants......       101,391       42,928       40,472           --           --
                                                      -----------  -----------  -----------   ----------   ----------
 Adjusted weighted average shares and assumed
      conversions for diluted earnings per share...     9,329,400    7,637,214    8,178,576    6,610,000    5,360,000
                                                      ===========  ===========  ===========  ===========  ===========
 Earnings (loss) per share:
     Basic.........................................    $     0.18   $     0.42  $      0.30          N/A  $     (0.01)
     Diluted.......................................    $     0.18   $     0.42  $      0.30          N/A  $     (0.01)
  Pro forma earnings per share:
     Basic earnings (loss) per share...............           N/A          N/A          N/A   $     0.40          N/A
     Diluted earnings (loss) per share.............           N/A          N/A          N/A   $     0.40          N/A

    Options to purchase 62,000 shares of common stock at prices from $9.75 to $13.25 per share were outstanding during the eight months ended December 31,1997 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

    Restricted stock grants of 230,000 shares of common stock were unvested at December 31, 1997, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

14.   STOCK OPTIONS AND AWARDS

    Prior to the 1996 IPO, the Company established the 1996 Key Employee Stock Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"). Pursuant to the 1996 Plan, the Board of Directors of the Company is authorized to issue up to 900,000 shares of the Company's Class A Common Stock. On October 7, 1997, the Board of Directors approved the 1997 Long-Term Incentive Plan (the "1997 Plan"). Pursuant to the 1997 Plan, the Board of Directors of the Company is authorized to issue up to 720,000 shares of the Company's Class A Common Stock.

     The Company applied Accounting Principals Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized during the Transition Period ended December 31,1997 and the year ended April 30, 1997 for these plans. Based on information available at the grant date, the Company estimated a four year expected life for all options granted during the year, volatility of .60 and risk free interest rates ranging from 5.66% to 5.71%. The Company does not presently anticipate issuing dividends in the future. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method available under SFAS No. 123, the Company's net income and earnings per share for the eight months ended December 31,1997 and the year ended April 30, 1997 would have been reduced to the pro forma amounts listed below. There were no options issued in the years ended April 30, 1996 or 1995.

                                                     EIGHT MONTHS ENDED       YEAR ENDED
                                                        DECEMBER 31,           APRIL 30,
                                                --------------------------     ----------
                                                    1997            1996          1996
                                                -------------   ----------     ----------
                                                            (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              Net Income:
                               As reported        $ 1,677         $ 3,193      $   2,464
                               Pro forma            1,608           2,219          1,114
                              Earnings per share:
                               As reported:
                                Basic                0.18            0.42           0.30
                                Diluted              0.18            0.42           0.30
                               Pro forma:
                                Basic                0.17            0.29           0.14
                                Diluted              0.17            0.29           0.14

     Stock options under the Plans are for Class A Common Stock and have exercise prices equal to fair market values at dates of grant. Options issued under the 1996 Plan may not be exercised within six months of, nor after ten years from, the date of grant. Options issued under the 1996 Director Plan may not be exercised within one year of, nor after ten years from, the date of grant. Options issued under the 1997 plan may not be exercised after ten years from the date of grant. The average remaining contractual life of options outstanding is approximately nine years. Option activity for the eight months ended December 31, 1997 and year ended April 30, 1997 was as follows:


                                                                          WEIGHTED AVERAGE
                                                      NUMBER OF OPTIONS    EXERCISE PRICE
     Outstanding at April 30, 1996...................          0              $ 0.00
       Granted
          1996 Plan--at fair values from $8.00 to
           $10.75....................................    513,328                8.36
          1996 Director Plan-- at fair value of
           $6.50 and $8.88...........................     40,000                7.69
       Forfeiture
          1996 Plan--at fair value of $8.00..........    (19,199)               8.00
                                                        ---------             ------
     Outstanding at April 30, 1997...................    534,129                8.32
                                                        ---------             ------
       Granted
          1997 Plan--at fair values from $6.38 to
           $13.25....................................     150,000               6.84
          1996 Director Plan--at fair value of
           $13.25....................................      20,000              13.25
       Forfeiture
          1996 Plan-- at fair value of $10.75........      (3,000)             10.75
       Exercised
          1996 Plan-- at fair values from $8.00 to
           $10.75....................................     (82,598)              8.51
                                                        ---------             ------
     Outstanding at December 31, 1997................     618,531             $ 8.08
                                                        =========             ======

    At December 31, 1997, 428,531 of the 618,531 options outstanding were exercisable.

     Immediately following the 1996 IPO, restricted stock awards totaling 360,000 shares of Class A Common Stock were granted to key officers. In October 1996, a restricted stock award of 45,000 shares of Class A Common Stock was granted to an executive officer. Awards do not require any payment by the executive officers and were to vest over a three year period. Subsequently, the Board approved accelerated vesting of the restricted stock awards which resulted in the Company recognizing $2.8 million and $478,000 in non-cash compensation expense for the year ended April 30, 1997 and the eight months ended December 31, 1997, respectively. In October 1997, restricted stock awards totaling 230,000 shares of Class A Common Stock were granted to certain officers. The awards do not require any payment by the officers and vest over a four year period. During the eight months ended December 31, 1997, the Company recognized $183,000 of non-cash compensation expense related to these awards. Restricted stock activity for the year ended April 30, 1997 and the eight months ended December 31, 1997 was as follows:

                                                    NUMBER OF
                                                RESTRICTED SHARES

       Outstanding at April 30, 1996..........           0
        Granted at fair values of $8.00 and        405,000
         $9.00................................
        Forfeiture............................           0
        Vested................................    (349,803)
                                                 ---------
       Outstanding at April 30, 1997..........      55,197
                                                 ---------
        Granted at fair value of $12.75.......     230,000
        Forfeiture............................           0
        Vested................................     (55,197)
                                                 ---------
       Outstanding at December 31, 1997.......     230,000
                                                 =========



15. REORGANIZATION

    In June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations (the "Management Reorganization"). As a result, the Company incurred a $2.5 million restructuring charge during June 1997 associated primarily with staff reductions, severance settlements and various reorganization costs. The Management Reorganization was completed during the eight months ended
December 31, 1997.

16. SUBSEQUENT EVENTS

    DWS/DAMCO Acquisition. In January 1998, the Company acquired the operating assets and liabilities of Directional Wireline Services, Inc. ("DWS"), DAMCO Tong Services, Inc. and DAMCO Services, Inc. (collectively, "DAMCO", and with DWS, "DWS/DAMCO" or the "Companies"), which are headquartered in Houma, Louisiana. The Companies provide specialized drilling, workover, completion and production services to the Gulf of Mexico and Nigerian markets. The aggregate purchase price for the Companies was $61 million financed with proceeds from the $115 million of 9 3/4% senior notes offering in August 1997 and borrowings under its revolving credit facility. The acquisition will be accounted for under the purchase method of accounting.

    Issuance of Senior Notes. On February 13, 1998, the Company issued $275 million 9 1/2% Senior Notes due 2008. Of the $267.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's revolving credit facility. As a result of the repurchase of the Old Notes, the Company will record an extraordinary loss in the first quarter of 1998 of approximately $17.8 million, or $1.91 per diluted share, with no related income tax benefit representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase. The Senior Notes are unsecured senior obligations of the Company. The Senior Notes are unsecured senior obligations of the Company and are redeemable at the option of the Company on or after February 15, 2003 at stipulated redemption prices.

    IDS Acquisition. The Company acquired the outstanding capital stock of Integrated Drilling Systems, Limited ("IDS") on March 24, 1998 for approximately $9.4 million in cash and 1,064,600 shares of Class A Common Stock, plus assumption of debt of approximately $10.6 million (the "IDS Acquisition"). The IDS Acquisition will be accounted for under the purchase method of accounting. The Company estimates that it will record approximately $20.0 million in goodwill, representing the excess of the purchase price over the estimated fair market value of IDS' assets, which will be amortized over 25 years and result in additional annual amortization expense of $800,000. Since the goodwill associated with the IDS Acquisition will not be deductible for tax purposes, the effective tax rate on Dailey's financial statements will increase as a result of the acquisition.

    Four Corners Air Service Acquisition. In February 1998, the Company acquired the operating assets of Four Corners Air Service, Inc., an air drilling service company based in Farmington, New Mexico, for approximately $3.4 million.

17. CONSOLIDATING FINANCIAL STATEMENTS

         The $275 million 9 1/2% Senior Notes due 2008 issued on February 13, 1998 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of December 31, 1997 and April 30, 1997 and 1996 and the related condensed consolidating statements of operations and cash flows for the eight months ended December 31, 1997 and 1996 and the years ended April 30, 1997, 1996 and 1995 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                       ASSETS
                                                                                      NON-
                                                             PARENT    GUARANTORS  GUARANTORS ELIMINATIONS CONSOLIDATED
                                                            --------   ----------  ---------- ------------ ------------
Current assets:
  Cash and cash equivalents ..............................  $  56,672   $     860  $   2,305   $      --   $  59,837
  Accounts receivable, net ...............................     18,220       6,580      9,801          --      34,601
  Other current assets ...................................      1,318         601        850          --       2,769
                                                            ---------   ---------  ---------   ---------   ---------
            Total current assets .........................     76,210       8,041     12,956          --      97,207
  Revenue producing tools and inventory, net .............     37,598      31,102     10,356          --      79,056
  Property and equipment, net ............................      5,880       1,786        515          --       8,181
  Investments in subsidiaries ............................     52,399          --         --     (52,399)         --
  Goodwill, net ..........................................        803      18,157        223          --      19,183
  Intangibles and other assets ...........................      5,345         146        159          --       5,650
                                                            ---------   ---------  ---------   ---------   ---------
            Total assets .................................  $ 178,235   $  59,232  $  24,209   $ (52,399)  $ 209,277
                                                            =========   =========  =========   =========   =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ...............  $  16,270   $   4,726  $   2,808   $      --   $  23,804
  Accounts payable to affiliates .........................    (16,846)        835     16,494          --         483
  Income taxes payable ...................................      1,269         214        934          --       2,417
  Current portion of long-term debt ......................         47           2         97          --         146
                                                            ---------   ---------  ---------   ---------   ---------
            Total current liabilities ....................        740       5,777     20,333          --      26,850
Long-term debt ...........................................    114,143          40         46          --     114,229
Deferred income taxes ....................................     (2,172)      1,595      1,815          --       1,238
Other noncurrent liabilities .............................        123         296      1,140          --       1,559
Stockholders' equity:
  Common stock ...........................................         94           8          5         (13)         94
  Treasury stock .........................................     (1,047)         --         --          --      (1,047)
  Paid in capital ........................................     41,335      23,786      3,895     (27,681)     41,335
  Retained earnings ......................................     25,019      27,730     (3,025)    (24,705)     25,019
                                                            ---------   ---------  ---------   ---------   ---------
            Total stockholders' equity ...................      5,401      51,524        875     (52,399)     65,401
                                                            ---------   ---------  ---------   ---------   ---------

            Total liabilities and stockholders' equity ...      8,235   $  59,232  $  24,209   $ (52,399)  $ 209,277
                                                            =========   =========  =========   =========   =========

                           See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 1997
                                 (IN THOUSANDS)

                                                            ASSETS
                                                                                           NON-     ELIMIN-
                                                                  PARENT    GUARANTORS  GUARANTORS  ATIONS  CONSOLIDATED
                                                                  --------  ----------  ----------  ------  ------------
Current assets:
    Cash and cash equivalents ..................................  $ 14,475   $    320   $    405   $     --   $ 15,200
    Accounts receivable, net ...................................    13,327      1,697      3,582         --     18,606
    Other current assets .......................................     1,259         41        550         --      1,850
                                                                  --------   --------   --------   --------   --------
         Total current assets ..................................    29,061      2,058      4,537         --     35,656
Revenue-producing tools and inventory, net .....................    29,957      7,186        345         --     37,488
Property and equipment, net ....................................     5,040        182        400         --      5,622
Deferred income taxes ..........................................     1,959         --         --         --      1,959
Investments in subsidiaries ....................................    22,767         --         --    (22,767)        --
Intangibles and other assets ...................................     1,634         --         --         --      1,634
                                                                  --------   --------   --------   --------   --------
         Total assets ..........................................  $ 90,418   $  9,426   $  5,282   $(22,767)  $ 82,359
                                                                  ========   ========   ========   ========   ========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ...................  $  7,004   $    686   $    634   $     --   $  8,324
    Accounts payable to affiliates .............................    10,895    (18,698)     8,245         --        442
    Income taxes payable .......................................     2,211        194        836         --      3,241
    Current portion of long-term debt ..........................     1,711         --         --         --      1,711
                                                                  --------   --------   --------   --------   --------
         Total current liabilities .............................    21,821    (17,818)     9,715         --     13,718
Long-term debt .................................................     5,155         --         --         --      5,155
Other noncurrent liabilities ...................................       115         44         --         --        159
Stockholders' equity:
    Common stock ...............................................        93          9          3        (12)        93
    Treasury stock .............................................      (234)        --         --         --       (234)
    Paid-in capital ............................................    39,972        491        195       (686)    39,972
    Retained earnings ..........................................    23,496     26,700     (4,631)   (22,069)    23,496
                                                                  --------   --------   --------   --------   --------
         Total stockholders' equity ............................    63,327     27,200     (4,433)   (22,767)    63,327
                                                                  --------   --------   --------   --------   --------
         Total liabilities and stockholders'
              equity ...........................................  $ 90,418   $  9,426   $  5,282   $(22,767)  $ 82,359
                                                                  ========   ========   ========   ========   ========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 1996
                                 (IN THOUSANDS)


                                                   ASSETS
                                                                                    NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------

Current assets:
   Cash and cash equivalents........................  $     1,428  $       363  $       176   $       --   $    1,967
   Accounts receivable, net.........................       11,446        2,001        2,859           --       16,306
   Accounts receivable from officers and............
      affiliates....................................       (9,923)      14,827       (4,468)          --          436
   Other current assets.............................          701           42          221           --          964
                                                      -----------  -----------  -----------   ----------   ----------
            Total current assets....................        3,652       17,233       (1,212)          --       19,673
 Revenue producing tools and inventory, net.........       22,056        7,152           --           --       29,208
 Property and equipment, net........................        4,501          204          416           --        5,121
 Property and equipment held for sale, net..........          205           --           --           --          205
 Deferred income taxes..............................        1,384           --           --           --        1,384
 Investments in subsidiaries........................       22,334           --           --      (22,334)          --
 Intangibles and other assets.......................          286            1           --           --          287
                                                      -----------  -----------  -----------   ----------   ----------
            Total assets............................  $    54,418  $    24,590  $      (796) $   (22,334) $    55,878
                                                      ===========  ===========  ===========  ===========  ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.........  $     5,874  $       632  $       243  $        --  $     6,749
   Accounts payable to affiliates...................        1,236           80          433           --        1,749
   Income taxes payable.............................        1,300           --           --           --        1,300
   Current portion of long-term debt................        1,738           --           --                     1,738
   Current portion of indebtedness to affiliate.....          660           --           --           --          660
                                                      -----------  -----------  -----------   ----------   ----------
             Total current liabilities..............       10,808          712          676           --       12,196
Long-term debt......................................        6,866           --           --           --        6,866
Deferred income taxes...............................        1,100           --           --           --        1,100
Other noncurrent liabilities........................            3           72           --           --           75
Stockholders' equity:
   Common stock.....................................           50            9            3          (12)          50
   Paid in capital..................................        4,559          491          195         (686)       4,559
   Retained earnings................................       31,032       23,306       (1,670)     (21,636)      31,032
                                                      -----------  -----------  -----------   ----------   ----------
   Total stockholders' equity.......................       35,641       23,806       (1,472)     (22,334)      35,641
                                                      -----------  -----------  -----------   ----------   ----------
        Total liabilities and stockholders' equity..  $    54,418  $    24,590  $      (796)  $  (22,334)  $   55,878
                                                      ===========  ===========  ===========   ==========   ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                   NON-
                                                         PARENT     GUARANTORS  GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                      -----------  -----------  -----------  ------------  ------------
Revenues:
      Rental income..............................     $    32,563  $     5,046  $     4,845   $       --   $   42,454
      Sales of products and services.............          11,081        1,013        2,916           --       15,010
      Underbalanced drilling services............              --        8,666       10,019           --       18,685
                                                      -----------  -----------  -----------  -----------  -----------
                                                           43,644       14,725       17,780           --       76,149

Cost and expenses:
      Cost of rentals............................          22,322        4,095        3,494         (298)      29,613
      Cost of products and services..............           7,116          189        1,943           --        9,248
      Cost of underbalanced drilling.............              --        3,877        8,128           --       12,005
      Selling, general and administrative........           8,298        3,863        2,940         (424)      14,677
      Reorganization costs.......................           2,453           --           --           --        2,453
      Non-cash compensation......................             661           --           --           --          661
      Research and development...................             190           --           --           --          190
                                                      -----------  -----------  -----------   ----------   ----------
                                                           41,040       12,024       16,505         (722)      68,847
                                                      -----------  -----------  -----------  -----------  -----------
Operating income.................................           2,604        2,701        1,275          722        7,302
Other (income) expense:
      Interest income............................          (1,320)         (19)          (3)          --       (1,342)
      Interest expense-nonaffiliates.............           5,165           44           43           --        5,252
      Equity in subsidiaries, net of taxes.......          (2,790)          --           --        2,790           --
      Other, net.................................             108         (642)         208          722          396
                                                      -----------  -----------  -----------   ----------   ----------
Income before taxes..............................           1,441        3,318        1,027       (2,790)       2,996
Income tax provision (benefit)...................            (236)         916          639           --        1,319
                                                      -----------  -----------  -----------   ----------   ----------
Net income (loss)................................     $     1,677  $     2,402  $       388   $   (2,790)  $    1,677
                                                      ===========  ===========  ===========   ==========   ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------
Revenues:
      Rental income.................................  $    24,919  $     4,451  $     4,391   $       --   $   33,761
      Sales of products and services................        9,043        1,487          941          (17)      11,454
                                                      -----------  -----------  -----------  -----------  -----------
                                                           33,962        5,938        5,332          (17)      45,215

Cost and expenses:
      Cost of rentals...............................       18,194        3,341        6,654       (2,811)      25,378
      Cost of products and services.................        6,007          151           43           (7)       6,194
      Selling, general and administrative...........        7,232          345          396           --        7,973
      Research and development......................          549           --           --           --          549
                                                      -----------  -----------  -----------   ----------   ----------
                                                           31,982        3,837        7,093       (2,818)      40,094
                                                      -----------  -----------  -----------  -----------  -----------
Operating income....................................        1,980        2,101       (1,761)       2,801        5,121
Other (income) expense:
      Interest income...............................         (401)          (9)          --           --         (410)
      Interest expense-nonaffiliates................          480            6           --           --          486
      Interest expense-affiliates...................          172           --           --           --          172
      Equity in subsidiaries, net of taxes..........       (1,071)          --           --        1,071           --
      Other, net....................................       (1,731)        (789)        (430)       2,801         (149)
                                                      ------------ -----------  -----------   ----------   ----------
Income before taxes.................................        4,531        2,893       (1,331)      (1,071)       5,022
Income tax provision ...............................        1,338          218          273           --        1,829
                                                      -----------  -----------  -----------   ----------   ----------
Net income (loss)...................................  $     3,193  $     2,675  $    (1,604)  $   (1,071)  $    3,193
                                                      ===========  ===========  ===========   ==========   ==========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED APRIL 30, 1997
                                 (IN THOUSANDS)

                                                                                     NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------
Revenues:
      Rental income.................................  $    36,603  $     6,470  $     6,424   $       --   $   49,497
      Sales of products and services................       13,385        2,188        1,397          (16)      16,954
                                                      -----------  -----------  -----------  -----------  -----------
                                                           49,988        8,658        7,821          (16)      66,451

Cost and expenses:
      Cost of rentals...............................       26,444        5,274       10,293       (4,356)      37,655
      Cost of products and services.................        8,661          191           45           (7)       8,890
      Selling, general and administrative...........       10,585          594          714           --       11,893
      Non-cash compensation.........................        2,807           --           --           --        2,807
      Research and development......................          850           --           --           --          850
                                                      -----------  -----------  -----------   ----------   ----------
                                                           49,347        6,059       11,052       (4,363)      62,095
                                                      -----------  -----------  -----------  -----------  -----------
Operating income....................................          641        2,599       (3,231)       4,347        4,356
Other (income) expense:
      Interest income...............................         (624)         (16)          --           --         (640)
      Interest expense..............................          824            9           --           --          833
      Equity in subsidiaries, net of taxes..........         (960)          --           --          960           --
      Other, net....................................       (2,406)      (1,080)        (673)       4,347          188
                                                      -----------  -----------  -----------   ----------   ----------
Income before taxes.................................        3,807        3,686       (2,558)        (960)       3,975
Income tax provision ...............................          816          292          403           --        1,511
                                                      -----------  -----------  -----------   ----------   ----------

Net income (loss)...................................  $     2,991  $     3,394  $    (2,961)  $     (960)  $    2,464
                                                      ===========  ===========  ===========   ==========   ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED APRIL 30, 1996
                                 (IN THOUSANDS)


                                                                                    NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------
Revenues:
      Rental income................................   $    31,391  $     4,948  $     6,648   $       --   $   42,987
      Sales of products and services...............        13,486        1,166        1,500         (200)      15,952
                                                      -----------  -----------  -----------  ------------ -----------
                                                           44,877        6,114        8,148         (200)      58,939

Cost and expenses:
      Cost of rentals..............................        23,787        5,699        6,506       (2,973)      33,019
      Cost of products and services................         7,504          381           89          (47)       7,927
      Selling, general and administrative..........        11,193          498          432          (40)      12,083
      Research and development.....................           728           --           --           --          728
                                                      -----------  -----------  -----------   ----------   ----------
                                                           43,212        6,578        7,027       (3,060)      53,757
                                                      -----------  -----------  -----------  -----------  -----------
Operating income...................................         1,665         (464)       1,121        2,860        5,182
Other (income) expense:
      Interest income..............................           (89)         (13)          (2)          --         (104)
      Interest expense.............................           959            8           --           --          967
      Equity in subsidiaries, net of taxes.........        (1,018)          --           --        1,018           --
      Other, net...................................        (2,048)        (731)         197        2,860          278
                                                      ------------ ------------ -----------   ----------   ----------
Income before taxes................................         3,861          272          926       (1,018)       4,041
Income tax provision ..............................           764          404          259           --        1,427
                                                      -----------  -----------  -----------   ----------   ----------
Net income (loss)..................................   $     3,097  $      (132) $       667   $   (1,018)  $    2,614
                                                      ===========  ============ ===========   ===========  ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED APRIL 30, 1995
                                 (IN THOUSANDS)

                                                                                     NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------

Revenues:
      Rental income.................................  $    28,352  $     6,178  $     2,161   $       --   $   36,691
      Sales of products and services................       11,134        1,076          332         (370)      12,172
                                                      -----------  -----------  -----------   ----------   ----------
                                                           39,486        7,254        2,493         (370)      48,863

Cost and expenses:
      Cost of rentals...............................       23,949        4,662        2,437       (1,363)      29,685
      Cost of products and services.................        6,728          212            1          (52)       6,889
      Selling, general and administrative...........        8,427          593          599          (12)       9,607
      Research and development......................          776           --           (1)          --          775
                                                      -----------  -----------  -----------   ----------   ----------
                                                           39,880        5,467        3,036       (1,427)      46,956
                                                      -----------  -----------  -----------   ----------   ----------
Operating income....................................         (394)       1,787         (543)       1,057        1,907
Other (income) expense:
      Interest income...............................          (47)         (13)          --           --          (60)
      Interest expense..............................        1,041            3           17           --        1,061
      Equity in subsidiaries, net of taxes..........       (3,213)          --           --        3,213           --
      Other, net....................................       (1,121)        (361)         525        1,057          100
                                                      ------------ -----------  -----------   ----------   ----------
Income before taxes.................................        2,946        2,158       (1,085)      (3,213)         806
Income tax provision ...............................          505          213          120           --          838
                                                      -----------  -----------  -----------   ----------   ----------
Net income (loss)...................................  $     2,441  $     1,945  $    (1,205)  $   (3,213)  $      (32)
                                                      ===========  ===========  ===========   ==========   ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                      NON-
                                                           PARENT     GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                           ------     ----------    ----------  ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)...................................... $      1,677  $     2,402  $       388   $   (2,790) $       1,677
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
     Equity in earnings of subsidiaries................       (2,790)          --           --        2,790            --
     Depreciation and amortization.....................        4,303        3,126          677           --          8,106
     Deferred income taxes.............................           42          123          (65)          --            100
     Provision for doubtful accounts receivable........          231           97          233           --            561
     Provision for stock awards........................          661           --           --           --            661
     Loss on sale and disposition of property and
        equipment......................................            9            1           --           --             10
     Changes in operating assets and liabilities, net
        of effects of acquisitions:
       Accounts receivable--trade......................       (5,124)         505       (4,878)          --         (9,497)
       Accounts receivable from/payable to officers
          and affiliates...............................      (27,741)      19,533        8,249           --             41
       Prepaid expenses and other......................         (301)         767         (637)          --           (171)
       Accounts payable and accrued liabilities........        9,265          515          746           --         10,526
       Income taxes payable............................         (942)         487         (867)          --         (1,322)
                                                             -------       ------      -------       ------        -------

Net cash provided by (used in) operating...............      (20,710)      27,556        3,846           --         10,692

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory.....      (18,575)        (668)      (3,549)          --        (22,792)
Inventory transferred to cost of rentals...............        3,906        1,840          640           --          6,386
Revenue-producing tools lost in hole, abandoned, and
   sold................................................        3,565       (1,518)         (71)          --          1,976
Additions to property and equipment....................       (2,044)      (6,132)        (218)          --         (8,394)
Proceeds from sale of property and equipment...........          626          (45)          36           --            617
Acquisition............................................      (27,629)     (18,535)         (62)          --        (46,226)
                                                          ----------  -----------   -----------   ----------- -------------
Net cash used in investing activities..................      (40,151)     (25,058)      (3,224)          --        (68,433)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt.....................      159,597           --           --           --        159,597
Payments on outstanding debt...........................      (52,300)      (1,958)       1,432           --        (52,826)
Financing costs........................................       (4,129)          --           --           --         (4,129)
Exercise of stock options..............................          703           --           --           --            703
Purchase of treasury stock.............................         (813)          --           --           --           (813)
                                                         -----------  -----------  -----------   ----------   ------------
Net cash provided by (used in) financing activities....      103,058       (1,958)       1,432           --        102,532
                                                         -----------  ------------ -----------   ----------   ------------
Effect of foreign exchange rate changes on cash........          --            --         (154)          --           (154)
                                                         -----------  -----------  -----------   ----------   ------------
Increase in cash and cash equivalents..................       42,197          540        1,900           --         44,637
Cash and cash equivalents at beginning of period.......       14,475          320          405           --         15,200
                                                         -----------  -----------  -----------   ----------   ------------
Cash and cash equivalents at end of period.............  $    56,672  $       860  $     2,305  $        --   $     59,837
                                                         ===========  ===========  ===========  ===========   ============

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        ---------  ----------    ----------  ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)....................................   $   3,193  $     2,675  $    (1,604)  $   (1,071)  $    3,193
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Equity in earnings of subsidiaries.............      (1,071)          --           --        1,071           --
      Depreciation and amortization..................       3,102        1,018           77           --        4,197
      Deferred income taxes..........................         511           --           --           --          511
      Provision for doubtful accounts receivable.....         155           29           24           --          208
      (Gain) on sale and disposition of
         property and equipment......................         (11)          --           --           --          (11)
      Changes in operating assets and liabilities:
        Accounts receivable--trade...................      (3,095)         158       (3,023)          --       (5,960)
        Accounts receivable from/payable to
         affiliates..................................      (5,527)      (2,594)       3,551           --       (4,570)
        Prepaid expenses and other...................        (795)        (550)        (371)          --       (1,716)
        Accounts payable and accrued liabilities.....       3,296          490        1,037           --        4,823
        Income taxes payable.........................         357           67          266           --          690
                                                      -----------  -----------  -----------   ----------   ----------
Net cash provided by (used in) operating
     activities .....................................         115        1,293          (43)          --        1,365

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory..........................................     (13,954)      (1,295)        (447)          --      (15,696)
Inventory transferred to cost of rentals.............       3,197          613          501           --        4,311
Revenue-producing tools lost in hole, abandoned
  and sold...........................................       1,869         (450)          --           --        1,419
Additions to property and equipment..................        (467)          31          (73)          --         (509)
Proceeds from sale of property and equipment.........          20           (2)          76           --           94
                                                      -----------  -----------  -----------   ----------   ----------
Net cash provided (used in) investing activities.....      (9,335)      (1,103)          57           --      (10,381)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt...................         400           --           --           --          400
Payments on outstanding debt.........................      (4,628)          --           --           --       (4,628)
Payment of promissory note...........................      (5,000)          --           --           --       (5,000)
Proceeds from sale of common stock, net..............      27,834           --           --           --       27,834
                                                      -----------  -----------  -----------   ----------   ----------
Net cash provided by financing activities............      18,606           --           --           --       18,606
                                                      -----------  -----------  -----------   ----------   ----------
Increase in cash and cash equivalents................       9,386          190           14           --        9,590
Cash and cash equivalents at beginning of period.....       1,428          363          176           --        1,967
                                                      -----------  -----------  -----------   ----------   ----------
Cash and cash equivalents at end of period........... $    10,814  $       553  $       190   $       --   $   11,557
                                                      ===========  ===========  ===========   ==========   ==========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          FOR YEAR ENDED APRIL 30, 1997
                                 (IN THOUSANDS)


                                                                                   NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)...................................  $     2,991  $     3,394  $    (2,961)  $     (960)  $    2,464
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
      Equity in earnings of subsidiaries............         (960)          --           --          960           --
      Depreciation and amortization.................        4,926        1,545          122           --        6,593
      Deferred income taxes.........................         (783)          --           --           --         (783)
      Provision for doubtful accounts receivable....          229           40           36           --          305
      Provision for stock awards....................        2,807           --           --           --        2,807
      Loss on sale and disposition of
         property and equipment.....................           21          138           --           --          159
      Changes in operating assets and liabilities:
        Accounts receivable--trade..................       (2,110)         264         (759)          --       (2,605)
        Accounts receivable from/payable to
           affiliates...............................          722       (3,872)       3,778           --          628
        Prepaid expenses and other..................         (617)         (25)        (330)          --         (972)
        Accounts payable and accrued liabilities....        1,130           48          397           --        1,575
        Income taxes payable........................          975          114          403           --        1,492
                                                      -----------  -----------  -----------   ----------   ----------
Net cash provided by operating activities...........        9,331        1,646          686           --       11,663

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory.........................................      (18,474)      (2,099)      (1,252)          --      (21,825)
Inventory transferred to cost of rentals............        3,805        1,207          901           --        5,913
Revenue-producing tools lost in hole, abandoned
    and sold........................................        2,622         (639)          --           --        1,983
Additions to property and equipment.................         (547)         (22)         (91)          --         (660)
Proceeds from sale of property and equipment........          277         (136)         (15)          --          126
Acquisition.........................................       (1,584)          --           --           --       (1,584)
                                                      ------------ -----------  -----------   ----------   -----------
Net cash used in investing activities...............      (13,901)      (1,689)        (457)          --      (16,047)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt..................          400           --           --           --          400
Payments on outstanding debt........................       (5,198)          --           --           --       (5,198)
Payment of promissory note..........................       (5,000)          --           --           --       (5,000)
Net proceeds from sale of common stock..............       27,649           --           --           --       27,649
Purchase of treasury stock..........................         (234)          --           --           --         (234)
                                                      ------------ -----------  -----------   ----------   -----------
Net cash provided by financing activities...........       17,617           --           --           --       17,617
                                                      -----------  -----------  -----------   ----------   ----------
Increase (decrease) in cash and cash equivalents....       13,047          (43)         229           --       13,233
Cash and cash equivalents at beginning of period....        1,428          363          176           --        1,967
                                                      -----------  -----------  -----------   ----------   ----------
Cash and cash equivalents at end of period..........  $    14,475  $       320  $       405   $       --   $   15,200
                                                      ===========  ===========  ===========   ==========   ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          FOR YEAR ENDED APRIL 30, 1996
                                 (IN THOUSANDS)


                                                                                   NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)..................................   $     3,097  $      (132) $       667   $   (1,018)  $    2,614
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
      Equity in earnings of subsidiaries...........        (1,018)          --           --        1,018           --
      Depreciation and amortization................         4,324        1,344           58           --        5,726
      Deferred income taxes........................          (816)          --           --           --         (816)
      Provision for doubtful accounts receivable...           204           52           --           --          256
      Loss on sale and disposition of
         property and equipment....................             6           --           --           --            6
      Changes in operating assets and liabilities:
        Accounts receivable--trade.................          (278)        (437)      (1,783)          --       (2,498)
        Accounts receivable from/payable to
           affiliates..............................        (3,251)       1,644        1,069           --         (538)
        Prepaid expenses and other.................           332            2           13           --          347
        Accounts payable and accrued liabilities...        (1,138)         105          101           --         (932)
        Income taxes payable.......................           338           92          311           --          741
                                                      -----------  -----------  -----------   ----------   ----------
Net cash provided by operating activities..........         1,800        2,670          436           --        4,906

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory........................................        (9,267)      (2,576)        (330)          --      (12,173)
Inventory transferred to cost of rentals...........         4,078        1,107          336           --        5,521
Revenue-producing tools lost in hole, abandoned
  and sold.........................................         3,988       (1,437)          --           --        2,551
Additions to property and equipment................          (870)         320         (333)          --         (883)
Proceeds from sale of property and equipment.......         1,247         (307)         (24)          --          916
                                                      -----------  -----------  -----------   ----------   ----------
Net cash used in investing activities..............          (824)      (2,893)        (351)          --       (4,068)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt.................         1,300           --           --           --        1,300
Payments on outstanding debt.......................        (1,967)          --           --           --       (1,967)
                                                      -----------  -----------  -----------   ----------   ----------
Net cash provided by financing activities..........          (667)          --           --           --         (667)
                                                      -----------  -----------  -----------   ----------   -----------
Increase (decrease) in cash and cash equivalents...           309         (223)          85           --          171
Cash and cash equivalents at beginning of period...         1,119          586           91           --        1,796
                                                      -----------  -----------  -----------   ----------   ----------
Cash and cash equivalents at end of period.........   $     1,428  $       363  $       176   $       --   $    1,967
                                                      ===========  ===========  ===========   ==========   ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          FOR YEAR ENDED APRIL 30, 1995
                                 (IN THOUSANDS)

                                                                                   NON-
                                                         PARENT    GUARANTORS    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                         ------    ----------    ----------  ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)..................................   $     2,441  $     1,945  $    (1,205)  $   (3,213)  $      (32)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
      Equity in earnings of subsidiaries...........        (3,213)          --           --        3,213           --
      Depreciation and amortization................         4,368        1,037           23           --        5,428
      Deferred income taxes........................          (487)          --           --           --         (487)
      Provision for doubtful accounts receivable...           137          184           --           --          321
      (Gain) on sale and disposition of
         property and equipment....................            (9)          --           --           --           (9)
      Changes in operating assets and liabilities:
        Accounts receivable--trade.................        (1,527)         859            5           --         (663)
        Accounts receivable from/payable to
         affiliates................................           677       (2,492)       1,104           --         (711)
        Prepaid expenses and other.................           (55)         151          (99)          --           (3)
        Accounts payable and accrued liabilities...         2,588         (242)         112           --        2,458
        Income taxes payable.......................          (424)         (17)         122           --         (319)
                                                      -----------  ------------ -----------   ----------   -----------
Net cash provided by operating activities..........         4,496        1,425           62           --        5,983

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory........................................       (13,219)        (130)         (47)          --      (13,396)
Inventory transferred to cost of rentals...........         3,386        1,298           55           --        4,739
Revenue-producing tools lost in hole, abandoned
  and sold.........................................         4,459       (2,386)          --           --        2,073
Additions to property and equipment................        (1,337)        (197)         (85)          --       (1,619)
Proceeds from sale of property and equipment.......           474           (6)           5           --          473
                                                      -----------  -----------  -----------   ----------   ----------
Net cash used in investing activities..............        (6,237)      (1,421)         (72)          --       (7,730)

FINANCING ACTIVITIES:
Payments on outstanding debt.......................        (1,074)          --           --           --       (1,074)
                                                      -----------  -----------  -----------   ----------   ----------
Net cash provided by financing activities..........        (1,074)          --           --           --       (1,074)
                                                      -----------  -----------  -----------   ----------   -----------
Increase (decrease) in cash and cash equivalents...        (2,815)           4          (10)          --       (2,821)
Cash and cash equivalents at beginning of period...         3,934          582          101           --        4,617
                                                      -----------  -----------  -----------   ----------   ----------
Cash and cash equivalents at end of period.........   $     1,119  $       586  $        91   $       --   $    1,796
                                                      ===========  ===========  ===========   ==========   ==========

                             See accompanying notes.

    A. SIGNIFICANT ACCOUNTING POLICIES

         Elimination Entries

              Revenues and related cost of sales have been presented net of intercompany transactions.

    B. OTHER

         Notes 1 through 16 should be read in conjunction with the Condensed Consolidating Financial Statements.

18. INDUSTRY SEGMENT AND DOMESTIC AND INTERNATIONAL OPERATIONS

    The Company operates in one business segment, providing specialty services and technologically-advanced downhole tools to the oil and gas industry on a worldwide basis.

    Export sales to unaffiliated customers included in domestic revenues were $977,000, $1.8 million and $274,000 in the fiscal years ended April 30, 1997, 1996 and 1995, respectively, and $430,000 and $667,000 for the eight month periods ended December 31, 1997 and 1996, respectively.

Revenues by geographic area are as follows:



                 EIGHT MONTHS ENDED DECEMBER 31,        YEAR ENDED APRIL 30,
                 -------------------------------     --------------------------
                       1997          1996            1997       1996       1995
                 -------------------------------     --------------------------
                                   (UNAUDITED)
                                         (IN THOUSANDS)
Domestic......    $     36,555   $     27,770      $ 40,223   $ 34,370   $29,607
Canada........           5,167             --            --         --        --
Europe........           4,979          5,187         7,297      7,349     7,090
West Africa...           1,879          1,775         2,559      2,059     1,446
Latin America.          18,337          7,741        11,670     11,032     6,024
Middle East...           2,204            557         1,036        563       511
Southeast Asia           7,028          2,185         3,666      3,566     4,185
                 -------------   ------------      --------   --------   -------
          Total  $      76,149   $     45,215      $ 66,451   $ 58,939   $48,863
                 =============   ============      ========   ========   =======


Operating income by geographic area is as follows:



                 EIGHT MONTHS ENDED DECEMBER 31,        YEAR ENDED APRIL 30,
                 -------------------------------  -------------------------------
                      1997            1996           1997       1996       1995
                 -------------   ---------------  ---------   --------   --------
                                   (UNAUDITED)
                                          (IN THOUSANDS)
Domestic......   $       9,088   $        7,639   $   8,833   $  8,025   $  3,639
Canada........             414               --          --         --         --
Europe........             984            2,160       2,665      2,424      2,512
West Africa...           1,090              951       1,292        860        286
Latin America.           2,157            1,694         855      1,434        812
Middle East...             250              156         222        413        (15)
Southeast Asia           1,858              769       1,176        916      1,645
Corporate(a)..          (8,539)          (8,248)    (10,687)    (8,890)    (6,972)
                 --------------  ---------------  ---------   --------   --------
          Total  $       7,302   $        5,121   $   4,356   $  5,182   $  1,907
                 =============   ==============   =========   ========   ========


(a) Corporate operating losses include general and administrative costs such as accounting, data processing, legal and other costs which support all operations of the Company.

Identifiable assets by geographic area are as follows:

                                            YEAR ENDED APRIL 30,
                             DECEMBER 31,   --------------------
                                 1997          1997        1996
                             ------------   ----------  ---------
                                        (IN THOUSANDS)
            Domestic......   $    106,065   $  39,000   $  30,931
            Canada........          9,243          --          --
            Europe........          9,893       7,992       7,617
            West Africa...          1,988       1,539       1,631
            Latin America.         10,073       9,465       7,972
            Middle East...          2,161         668         242
            Southeast Asia          4,174       3,157       3,620
            Corporate.....         65,680      20,538       3,865
                             ------------   ---------   ---------
                      Total  $    209,277   $  82,359   $  55,878
                             ============   =========   =========


19. QUARTERLY INFORMATION

         Selected unaudited quarterly data for the eight months ended December 31, 1997:

                                       FOR THE
                                   THREE MONTHS ENDED            FOR THE
                                -------------------------    TWO MONTHS ENDED
                                JULY 31        OCTOBER 31       DECEMBER 31
                                -------        ----------    ----------------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA
                                           AND COMMON STOCK PRICE)
EIGHT MONTHS ENDED
DECEMBER 31, 1997(a)
Operating revenues............  $23,019        $31,574          $21,556
Operating income..............      256 (b)      4,703 (c)        2,343(c)
Net income (loss).............     (106)(b)      1,424 (c),(d)      359(c),(d)
Dividends.....................     0.00           0.00             0.00
Earnings (loss) per share:
  Basic.......................    (0.01)          0.15             0.04
  Diluted.....................    (0.01)          0.15             0.04
Common stock price:
  High........................     9.13          14.75            13.63
  Low.........................     6.25           8.63            10.25


-----------

       (a)      Reflects the impact of the ADI Acquisition on June 20, 1997.

       (b) Reflects the impact of non-cash compensation of $478,000 pretax and $268,000 after tax and the impact of reorganization costs of $2.5 million pretax and $1.4 million after tax.

       (c) Reflects the impact of non-cash compensation of $61,000 and $122,000 pretax and $34,000 and $68,000 after tax for the three months ended October 31, 1997 and the two months ended December 31, 1997, respectively.

       (d) Reflects the impact of increased interest expense of $1.4 million after tax for the three months ended October 31, 1997 and $1.0 million after tax for the two months ended December 31, 1997 as the result of the issuance of the $115 million Senior Notes in August 1997.

         Selected unaudited quarterly data for fiscal years ended April 30 are as follows:

                                              FOR THE QUARTER ENDED
                          ----------------------------------------------------------
                            JULY 31        OCTOBER 31      JANUARY 31       APRIL 30
                          -----------    -------------    -------------   -----------
                            (IN THOUSANDS, EXCEPT PER SHARE AND COMMON STOCK PRICE)
FISCAL 1997
Operating revenues........ $ 16,758         $ 17,155        $ 17,483(b)    $ 15,057 (b)
Operating income (loss)...    1,801            2,060           1,160(a)        (665)(a)
Net income (loss).........      962            1,318             785(a)        (601)(a)
Dividends.................     0.00             0.00            0.00           0.00
Earnings (loss) per share:
  Basic...................     0.15             0.15            0.08           (.07)
  Diluted.................     0.15             0.15            0.08           (.06)
Common stock price:
  High....................      N/A            10.75           11.00          10.50
  Low.....................      N/A             8.00            9.00           5.38

FISCAL 1996
Operating revenues........ $ 15,479         $ 14,100        $ 14,602       $ 14,758
Operating income..........    1,840            1,337             745          1,260
Net income................      997              640             376            601
Dividends.................     0.00             0.00            0.00           0.00
Earnings per share
(pro forma):
  Basic...................     0.15             0.10            0.06           0.09
  Diluted.................     0.15             0.10            0.06           0.09
Common stock price:
  High....................      N/A              N/A             N/A            N/A
  Low.....................      N/A              N/A             N/A            N/A

(a) Reflects the impact of noncash compensation expense during the period of $894,000 pretax and $572,000 after tax in the third quarter and $1.9 million pretax and $1.3 million after tax in the fourth quarter.

(b) Reflects the utilization of additional downhole tools manufactured and acquired with proceeds from the 1996 IPO.

Note: All financial data and per share data for quarters prior to August 14, 1996 (the effective date of the 1996 IPO) represents pro forma information as the Company was a wholly owned subsidiary of Lawrence. As a result, no common stock prices were available for the respective periods.

                            DAILEY INTERNATIONAL INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                                  ADDITIONS
                                                                             --------------------
                                                                  BALANCE
                                                                    AT       CHARGED TO   CHARGED                   BALANCE
                                                                 BEGINNING   COSTS AND   TO OTHER                  AT END OF
                                         DESCRIPTION             OF PERIOD   EXPENSES    ACCOUNTS   WRITE-OFFS       PERIOD
                                         -----------             ----------  ---------   --------   -----------  ------------
Fiscal year ended April 30, 1995        Allowance for
                                        doubtful accounts      $1,310,000   $ 321,000   $     0     $ (275,000)  $ 1,356,000
                                                               ==========   =========   =======     ==========   ===========
                                        Inventory reserve      $  952,000   $       0   $     0     $  (60,000)  $   892,000
                                                               ==========   =========   =======     ==========   ===========
Fiscal year ended April 30, 1996        Allowance for
                                        doubtful accounts      $1,356,000   $ 256,000   $     0     $ (287,000)  $ 1,325,000
                                                               ==========   =========   =======     ==========   ===========
                                        Inventory reserve      $  892,000   $       0   $     0     $  (88,000)  $   804,000
                                                               ==========   =========   =======     ==========   ===========
Fiscal year ended April 30, 1997        Allowance for
                                        doubtful accounts      $1,325,000   $ 305,000   $     0     $ (154,000)  $ 1,476,000
                                                               ==========   =========   =======     ==========   ===========
                                        Inventory reserve      $  804,000   $       0   $     0     $ (242,000)  $   562,000
                                                               ==========   =========   =======     ==========   ===========
Eight months ended December 31, 1997    Allowance for
                                        doubtful accounts      $1,476,000   $ 490,000   $     0     $ (182,000)  $ 1,784,000
                                                               ==========   =========   =======     ==========   ===========
                                        Inventory reserve      $  562,000   $  46,000   $     0     $   (2,000)  $   606,000
                                                               ==========   =========   =======     ==========   ===========



         EXHIBIT
         NUMBER                                               DESCRIPTION
         ------                                               -----------


*          2.1            -- Stock Purchase and Sale Agreement dated May 8, 1997 (the "Stock Purchase Agreement"), by and among the Company, ADI, the Shareholders of ADI, and the Preferred Shareholders of Air
                                 Drilling Services, Inc. (Incorporated by reference from the Company's current Report on Form 8-K dated June 20, 1997)
*          2.2            -- First Amendment to Stock Purchase Agreement dated May 30, 1997, by and among the Company,
                                 ADI, the Shareholders of ADI, and the Preferred Shareholders of Air Drilling
                                 Services, Inc. (Incorporated by reference from the Company's current Report on Form
                                 8-K dated June 20, 1997)
*          2.3            -- Asset Purchase Agreement dated effective as of November 30, 1997 (the "Asset Purchase
                                 Agreement"), by and among the Company, DWS/DAMCO and the shareholders of each of DWS,
                                 DSI and DTSI. (Incorporated by reference from the Company's Quarterly Report on Form
                                 10-Q for the three months ended October 31, 1997)
*          2.4            -- Share Purchase Agreement dated January 14, 1998, between the Company, Integrated Drilling
                                 Systems Limited ("IDS") and the shareholders of IDS (incorporated by reference from amendment no. 1 to the Company's Registration Statement on Form S-4 (file no. 333-47345)).
           3.1            -- Restated Certificate of Incorporation. (Incorporated by reference from the Company's
                                 Registration Statement on Form S-1 (File No. 333-04593))
           3.2            -- Restated Bylaws of the Company. (Incorporated by reference from the Company's Registration
                                 Statement on Form S-1 (File No. 333-04593))
           3.3            -- Amendment to Restated Certificate of Incorporation dated October 7, 1997. (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-47345))
           4.1            -- Form of Class A Common Stock Certificate. (Incorporated by reference from the Company's
                                 Registration Statement on Form S-4 (File No. 333-47345))
           4.2            -- See Exhibits 3.1, 3.2 and 3.3 for provisions of the Restated Certificate of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Class A
                                 Common Stock.
           4.3            -- Indenture Dated February 13, 1998, by and between the Company, the Subsidiary Guarantors and the U.S. Trust Company of Texas, N.A. relating to the Company's 9 1/2% Senior Notes
                                 Due 2008. (Incorporated by reference from the Company's Registration Statement on
                                 Form S-4 (File No. 333-47345))
           4.4            -- Form of Note for the Company's Senior Notes Due 2008. (Incorporated by reference from the
                                 Company's Registration Statement on Form S-4 (File No. 333-47345))
           4.5            -- Registration Rights Agreement dated February 13, 1998 relating to the Senior Notes.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-4 (File
                                 No. 333-47345))
           4.6            -- Registration Rights Agreement dated March 23, 1998, between the Company and the former shareholders of IDS (incorporated by reference from amendment No. 1 to the Company's registration statement on Form S-4 (file no. 333-47345)).
           4.9            -- See Exhibits 10.__ through 10.__ for additional instruments defining the rights of holders common stock of the Company and of long-term debt of the Company and its Subsidiaries.
           10.1           -- Relationship  Agreement by and between the Company and Lawrence  Industries,  Inc.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-1 (File
                                 No. 333-04593))
           10.2           -- Office Lease Agreement by and between the Company as lessee and Lawrence International, Inc.
                                 as lessor. (Incorporated by reference from the Company's Registration Statement on
                                 Form S-1 (File No. 333-04593))
           10.3           -- Registration Rights Agreement by and between the Company and Lawrence Industries, Inc.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-1 (File
                                 No. 333-04593))
+          10.4           -- Dailey Petroleum Services Corp. 1996 Key Employee Stock Plan. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-04593))


+          10.5           -- Dailey Petroleum Services Corp. 1996 Non-Employee Director Stock Option Plan. (Incorporated
                                 by reference from the Company's Registration Statement on Form S-1 (File No.
                                 333-04593))
           10.6           -- Tax Allocation Agreement by and between the Company and Lawrence Industries, Inc.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-1 (File
                                 No. 333-04593))
           10.7           -- Form of Indemnification Agreement between the Company and its directors. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-04593))
           10.8           -- Form of Indemnification  Agreement between the Company and its executive officers.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-1 (File
                                 No. 333-04593))
           10.9           -- Escrow Agreement dated June 20, 1997, by and among the Company, the Shareholders and
                                 Warrantholders of ADI (the "Shareholders"), and U.S. Trust Company of Texas, N.A. (the
                                 "Escrow Agent"). (Incorporated by reference from the Company's current Report on Form
                                 8-K dated June 20, 1997)
           10.10          -- Escrow Agreement dated January 28, 1998, by and among the Company, DWS, DSI, DTSI, the
                                 Shareholder Representatives, and U.S. Trust Company of Texas, National Association
                                 (the "Escrow Agent"). (Incorporated by reference from the Company's current Report on
                                 Form 8-K dated January 28, 1998)
           10.11          -- Third Amended and Restated Loan Agreement dated June 20, 1997 (the "Loan Agreement"), by and between the Company, the financial institutions from time to time a party thereto, and
                                 Wells Fargo Bank (Texas), National Association, as Agent. (Incorporated by reference from the Company's current Report on Form 8-K dated June 20, 1997)
           10.12          -- First Amendment to the Loan Agreement dated January 28, 1998, by and between the Company, the financial institutions from time to time a party thereto, and Wells Fargo Bank
                                 (Texas),  National  Association,  as Agent.  (Incorporated by reference to the
                                 Company's Registration Statement on Form S-4 (File No. 333-47345))
           10.13          -- Third Amended and Restated Commercial Security Agreement dated June 20, 1997, between Wells
                                 Fargo Bank (Texas), National Association, as Agent, the Banks from time to time a party to the Loan Agreement and the Company. (Incorporated by reference from the
                                 Company's current Report on Form 8-K dated June 20, 1997)
           10.14          -- Form of Guaranty Agreement dated June 20, 1997 between Wells Fargo Bank (Texas), National
                                 Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following subsidiaries of the Company: Dailey Energy Services, Inc.,
                                 Dailey Petroleum Sales Corp., International Petroleum Sales Corp., Columbia Petroleum
                                 Services Corp., Dailey Worldwide Services, Corp., Dailey Environmental Remediation and
                                 Technologies, Inc., Air Drilling International, Inc., and Air Drilling Services, Inc.
                                 (Incorporated by reference from the Company's current Report on Form 8-K dated June
                                 20, 1997)


           10.15          -- Form of Security Pledge Agreement dated June 20, 1997, between Wells Fargo Bank (Texas), National
                                 Association, as Agent, the Banks from time to time a party to the Loan Agreement and each of the following: the Company; Air Drilling International, Inc., and Air Drilling Services, Inc.
                                 (Incorporated by reference from the Company's current Report on Form 8-K dated June 20, 1997)
           10.16          -- Form of Subsidiary Commercial Security Agreement dated June 20, 1997, between Wells Fargo Bank
                                 (Texas) National Association, as Agent, the Banks from time to time a party to the Loan
                                 Agreement and each of the following subsidiaries of the Company: Dailey Energy Services, Inc.,
                                 Dailey Petroleum Sales Corp., International Petroleum Sales Corp., Columbia Petroleum Services
                                 Corp., Dailey Worldwide Services, Corp., Dailey Environmental Remediation and Technologies,
                                 Inc., Air Drilling International, Inc., and Air Drilling Services Inc. (Incorporated by
                                 reference from the Company's current Report on Form 8-K dated June 20, 1997)
+          10.17          -- Amended Employment Agreement between the Company and James F. Farr dated December 31, 1997.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No.
                                 333-47345))
+          10.18          -- Amended Employment Agreement between the Company and William D. Sutton dated December 31, 1997.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No.
                                 333-47345))
+          10.19          -- Amended Employment Agreement between the Company and David T. Tighe dated December 31, 1997.
                                 (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No.
                                 333-47345))
+          10.20          -- Employment Agreement between the Company and J.D. Lawrence dated November 27, 1996. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended
                                 January 31, 1997)
+          10.21          -- $250,000 Promissory Note dated January 16, 1997, from James F. Farr in favor of the Company.
                                 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended January 31, 1997)
+          10.22          -- Security Agreement dated January 16, 1997, between the Company and James F. Farr. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended January
                                 31, 1997)
           10.23          -- Stock Option Agreement between the Company and Al Kite dated April 23, 1997. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended April 30, 1997)
+          10.24          -- Stock Option Agreement between the Company and Bernard Duroc-Danner dated April 23, 1997.
                                 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                                 April 30, 1997)
           10.25          -- 1997 Long-Term Incentive Plan. (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-47345))

           21.1           -- List of Subsidiaries of the Company. (Incorporated by reference from the Company's Registration
                                 Statement on Form S-4 (File No. 333-47345))

           23.1           -- Consent of Ernst & Young LLP.

           27.1           -- Financial Data Schedule.

           27.2           -- Financial Data Schedule.

           27.3           -- Financial Data Schedule.

           27.4           -- Financial Data Schedule.

  ____________

+           Management Contract.

* Pursuant to Regulation S-K, Item 601(b)(2), the Company has not filed copies of the schedules attached to each of these exhibits. Such schedules relate to the representations and warranties made by the parties thereto. The Company agrees to provide a copy of such documents to the Commission upon request.