Form 10-Q
period 1998-03-31
DAILEY INTERNATIONAL INC; DAILEY ENERGY SERVICES INC; COLUMBIA PETROLEUM SERVICES CORP; INTERNATIONAL PETROLEUM SERVICES INC; DAILEY INTERNATIONAL SALES CORP; DAILEY ENVIRONMENTAL REMEDIATION TECHNOLOGIES INC; DAILEY WORLDWIDE SERVICES CORP; AIR DRILLING SERVICES INC; AIR DRILLING INTERNATIONAL INC
filed 1998-05-15
CIK 1015360, 1048065, 1048066, 1048067, 1048068, 1048069, 1048070, 1048071, 1048072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number      001-11963
                       -------------------

                            Dailey International Inc.
--------------------------------------------------------------------------------
           (See table of additional Registrants on the following page)
                    (Exact Name of Registrant in its Charter)

           Delaware                                           76-0503351
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

    2507 North Frazier, Conroe, Texas                            77303
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

                               Yes [x]    No [ ]

         Number of shares outstanding of issuer's Class A Common Stock as of May 14, 1998 was 5,703,655.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                                                   ADDRESS, INCLUDING
                                                                                                      ZIP CODE, AND
                                                                                                    TELEPHONE NUMBER,
                                                    STATE OR                                          INCLUDING AREA
                                                      OTHER     PRIMARY STANDARD                        CODE, OF
                                                  JURISDICTION     INDUSTRIAL                           REGISTRANT'S
                                                        OF       CLASSIFICATION      IRS MPLOYER    PRINCIPAL EXECUTIVE
                                                  INCORPORATION      CODE NO.          ID NO.             OFFICES
                                                  -------------      --------          ------             -------
Dailey Energy Services, Inc. ................       Delaware           8999          76-0066576              *
Dailey International Sales Corporation ......       Delaware           8999          74-1869524              *
Columbia Petroleum Services Corp. ...........       Delaware           8999          76-0074604              *
International Petroleum Services, Inc. ......       Delaware           8999          76-0084387              *
Dailey Environmental Remediation
   Technologies, Inc. .......................          Texas           8999          76-0276940              *
Dailey Worldwide Services, Corp. ............          Texas           8999          76-0477660              *
Air Drilling International, Inc. ............       Delaware           1380          84-1305964              *
Air Drilling Services, Inc. .................        Wyoming           1380          83-0181069              *

-------------

*  2507 North Frazier, Conroe, Texas 77303, telephone (281) 350-3399.

           Dailey International Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 1/2% Senior Notes Due 2008 (the "Senior Notes"). No separate financial statements for the additional Registrants have been provided or incorporated because: (1) the consolidated financial statements of the Company included in this report include the operations of each of the Additional Registrants and (2) Note 9 to the Company's financial statements includes unaudited condensed consolidated financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                            DAILEY INTERNATIONAL INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                                             PAGE NO.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

   Consolidated balance sheets - March 31, 1998 and December 31, 1997                              1

   Consolidated statements of operations - Three months ended March 31, 1998 and 1997              2

   Consolidated statements of cash flows - Three months ended March 31, 1998 and 1997              3

   Notes to consolidated financial statements - March 31, 1998                                  4-14

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           15-19

PART II.   OTHER INFORMATION                                                                      20

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

Signatures                                                                                        21

                            DAILEY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                           ----------      ----------
                                                                           (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $  101,731      $   59,837
  Accounts receivable, net ...........................................         47,727          34,601
  Other current assets ...............................................          5,012           2,769
                                                                           ----------      ----------
          Total current assets .......................................        154,470          97,207
Revenue-producing tools and inventory, net ...........................        127,306          79,056
Property and equipment, net ..........................................          9,694           8,181
Accounts receivable from officer .....................................            250             250
Goodwill, net ........................................................         68,184          19,183
Intangibles and other assets .........................................         15,712           5,400
                                                                           ----------      ----------
          Total assets ...............................................     $  375,616      $  209,277
                                                                           ==========      ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...........................     $   29,861      $   23,804
  Accounts payable to affiliates .....................................            371             483
  Income taxes payable ...............................................          4,547           2,417
  Current portion of long-term debt ..................................          1,652             146
                                                                           ----------      ----------
          Total current liabilities ..................................         36,431          26,850
Long-term debt .......................................................        276,024         114,229
Deferred income taxes ................................................          3,951           1,238
Deferred revenues ....................................................          1,494              --
Other noncurrent liabilities .........................................          2,012           1,559
Commitments and contingencies ........................................             --              --
Stockholders' equity:
  Common stock  ......................................................            105              94
  Treasury stock (144,000 shares at
    March 31, 1998 and December 31, 1997).............................         (1,047)         (1,047)
  Paid-in capital ....................................................         51,003          41,335
  Foreign currency translation-accumulated comprehensive income ......           (247)             --
  Retained earnings ..................................................          5,890          25,019
                                                                           ----------      ----------
          Total stockholders' equity .................................         55,704          65,401
                                                                           ----------      ----------
          Total liabilities and stockholders' equity .................     $  375,616      $  209,277
                                                                           ==========      ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------
                                                                     1998               1997
                                                                 -------------      -------------
Revenues:
  Rental income ............................................     $      15,691      $      12,057
  Sales of products and services ...........................            11,749              4,120
  Underbalanced drilling services ..........................            10,580                 --
                                                                 -------------      -------------
                                                                        38,020             16,177
Costs and expenses:
  Cost of rentals ..........................................            12,176              9,259
  Cost of products and services ............................             7,159              2,167
  Cost of underbalanced drilling services ..................             6,772                 --
  Selling, general and administrative ......................             8,237              2,875
  Non-cash compensation ....................................               185              1,050
  Research and development .................................                79                248
                                                                 -------------      -------------
                                                                        34,608             15,599
                                                                 -------------      -------------
Operating income ...........................................             3,412                578
Other (income) expense:
  Interest income ..........................................              (962)              (152)
  Interest expense .........................................             4,494                150
  Other, net ...............................................               125                217
                                                                 -------------      -------------
Income (loss) before income taxes ..........................              (245)               363
Income tax provision .......................................             1,460                142
                                                                 -------------      -------------
Net income (loss) before extraordinary item ................            (1,705)               221
Extraordinary item .........................................           (17,579)                --
                                                                 -------------      -------------
Net income (loss) ..........................................     $     (19,284)     $         221
                                                                 =============      =============

Earnings (loss) per share before extraordinary item:
    Basic ..................................................     $        (.18)     $         .02
                                                                 =============      =============
    Diluted ................................................     $        (.18)     $         .02
                                                                 =============      =============
Earnings (loss) per share:
    Basic ..................................................     $       (2.08)     $         .02
                                                                 =============      =============
    Diluted ................................................     $       (2.07)     $         .02
                                                                 =============      =============
Weighted average shares outstanding:
    Basic ..................................................         9,253,598          9,249,467
                                                                 =============      =============
    Diluted ................................................         9,298,329          9,313,974
                                                                 =============      =============

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------
                                                                             1998            1997
                                                                           ----------      ----------
OPERATING ACTIVITIES:
Net income (loss) ....................................................     $  (19,284)     $      221
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization ......................................          4,634           1,801
  Deferred income taxes ..............................................            173            (100)
  Write-off of unamortized debt issuance costs........................          4,929              --
  Provision for doubtful accounts ....................................            220              74
  Loss on sale and disposition of property and equipment .............             --             172
  Provision for stock awards .........................................            185           1,050
  Changes in operating assets and liabilities
     (net of the effects of acquisitions):
     Accounts receivable-- trade .....................................         (4,812)          1,169
     Accounts receivable from/payable to officers and affiliates......           (112)          5,235
     Prepaid expenses and other ......................................         (4,233)           (280)
     Accounts payable and accrued liabilities ........................          3,743          (2,418)
     Income taxes payable ............................................            821              45
                                                                           ----------      ----------
Net cash provided by (used in) operating activities ..................        (13,736)          6,969

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory ...................        (17,056)         (5,039)
Inventory transferred to cost of rentals .............................          2,317           1,394
Revenue-producing tools lost in hole, abandoned, and  sold ...........            645             476
Additions to property and equipment ..................................         (1,824)           (425)
Proceeds from sale of property and equipment .........................          1,293             117
Acquisitions .........................................................        (76,903)             --
                                                                           ----------      ----------
Net cash used in investing activities ................................        (91,528)         (3,477)

FINANCING ACTIVITIES:
Net proceeds from the issuance of Senior Notes .......................        268,125              --
Payments on outstanding debt .........................................       (120,874)           (427)
Purchase of treasury stock ...........................................             --            (234)
                                                                           ----------      ----------
Net cash provided by (used in) financing activities ..................        147,251            (661)
                                                                           ----------      ----------
Effect of foreign exchange rate changes on cash ......................            (92)
Increase in cash and cash equivalents ................................         41,895           2,831
Cash and cash equivalents at beginning of period .....................         59,836          11,557
                                                                           ----------      ----------
Cash and cash equivalents at end of period ...........................     $  101,731      $   14,388
                                                                           ==========      ==========


                             See accompanying notes.

                           DAILEY INTERNATIONAL INC..
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Dailey International Inc. and its subsidiaries ("Dailey" or the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. Certain reclassifications have been made to the December 31, 1997 financial information to conform to the current period presentation.

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS No.
130). SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income (loss) or stockholder's equity. SFAS No. 130 requires the Company's foreign currency translation adjustments to be included in comprehensive income. For the three months ended March 31, 1998 and 1997, total comprehensive income (loss) was ($19,531,000) and $221,000, respectively.

2.       ORGANIZATION

         The accompanying consolidated financial statements reflect the operations of Dailey International Inc. (formerly Dailey Petroleum Services Corp.), a Delaware corporation. In October 1997, Dailey Petroleum Services Corp. changed its name to Dailey International Inc.

         In July 1997, the Company changed its fiscal year end to December 31, effective December 31, 1997.

         The Company is an integrated supplier of specialty services and a provider of technologically-advanced downhole tools to the oil and gas industry on a worldwide basis. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. In June 1997, the Company acquired Air Drilling International, Inc. ("ADI" and the "ADI Acquisition") and, as a result, became a leading provider worldwide of air drilling services for underbalanced drilling applications. In January 1998, the Company acquired the operating assets and liabilities of Directional Wireline Services, Inc. ("DWS"), DAMCO Tong Services, Inc. and DAMCO Services, Inc. (collectively, "DAMCO", and with DWS, "DWS/DAMCO" or the "Companies"), which are headquartered in Houma, Louisiana. The Companies provide specialized drilling, workover, completion and production services to the Gulf of Mexico and Nigerian markets. In March 1998, the Company acquired Integrated Drilling Systems, Limited ("IDS"), which is headquartered in Aberdeen, Scotland. IDS manufactures directional drilling tools. The Company operates in one business segment.

3.       ACQUISITIONS

         ADI Acquisition. On June 20, 1997, the Company purchased the stock of ADI (a provider of air drilling services for underbalanced drilling applications) for $46.4 million, including the repayment of approximately $16.8 million of ADI indebtedness, financed with bank debt of $45.5 million and proceeds from the 1996 IPO. The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. The Company recorded goodwill of approximately $18.9 million relating to the excess of the purchase price over the fair market value of ADI's assets, which will be amortized over 20 years and result in approximately $943,000 in amortization expense per year. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

         DWS/DAMCO Acquisition. On January 28, 1998, the Company acquired the operating assets and liabilities of DWS/DAMCO. The aggregate purchase price for the Companies was $61 million financed with proceeds from a $115 million 9 3/4% senior notes offering in August 1997 and borrowings under its revolving credit facility. The acquisition was accounted for under the purchase method of accounting, accordingly the assets and liabilities of DWS/DAMCO were recorded at their estimated fair market values as of the date of acquisition. The Company recorded goodwill of approximately $32.0 million relating to the excess of the purchase price over the fair market value of the net assets, which will be amortized over 25 years and result in approximately $1.3 million in amortization expense per year. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

         IDS Acquisition. The Company acquired the outstanding capital stock of IDS on March 23, 1998 for approximately $11.9 million in cash and 1,064,600 shares of Class A Common Stock, plus assumption of debt of approximately $10.6 million. The IDS Acquisition was accounted for under the purchase method of accounting. The assets and liabilities of IDS were recorded at their estimated fair market values of the date of acquisition. The Company recorded approximately $16.6 million in goodwill, representing the excess of the purchase price over the estimated fair market value of IDS' assets, which will be amortized over 25 years and result in additional annual amortization expense of $664,000.

         The pro forma unaudited results of operations for the three months ended March 31, 1998 and 1997, assuming consummation of the purchases of ADI, IDS and DWS/DAMCO as of January 1, 1997, utilizing a portion of the proceeds from the issuance of the $275 million Senior Notes, are as follows:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                              1998            1997
                                                                           ----------      ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .............................................................     $   41,679      $   34,283
Net income (loss) before extraordinary item ..........................         (2,103)            460
Net income (loss) ....................................................        (19,682)            460
Net income (loss) before extraordinary item per common share:
       Basic .........................................................          (0.23)            .05
       Diluted .......................................................          (0.23)            .05
Net income (loss) per common share:
       Basic .........................................................          (2.13)            .05
       Diluted .......................................................          (2.12)            .05

         The pro forma information for the three months ended March 31, 1998 and 1997, includes adjustments for additional depreciation and amortization expense associated with the purchase price allocation using the respective lives for goodwill and an average life of seven years for fixed assets, increased interest expense for additional borrowings as if they were incurred at the beginning of the period and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the acquisition been affected on the assumed dates or the results of operations for any future period.

4.       REVENUE-PRODUCING TOOLS AND INVENTORY

                                                                 MARCH 31,      DECEMBER 31,
                                                                    1998             1997
                                                                 ----------      ----------
                                                                       (IN THOUSANDS)
Revenue-producing tools ....................................     $  140,056      $   95,266
Accumulated depreciation ...................................        (41,161)        (37,284)
                                                                 ----------      ----------
                                                                     98,895          57,982
Inventory:
      Components, subassemblies and expendable parts .......         22,475          17,748
      Rental tools and expendable parts under production ...          4,414           2,100
      Raw materials ........................................          1,522           1,226
                                                                 ----------      ----------
                                                                     28,411          21,074
                                                                 ----------      ----------
               Revenue-Producing Tools and Inventory .......     $  127,306      $   79,056
                                                                 ==========      ==========

5.       STOCK OPTIONS AND AWARDS

         Pursuant to the 1996 Key Employee Stock Plan (the "1996 Plan"), the Board of Directors of the Company is authorized to issue up to 900,000 shares of the Company's Class A Common Stock. On October 7, 1997, the Board of Directors approved the 1997 Long-Term Incentive Plan (the "1997 Plan"). Pursuant to the 1997 Plan, the Board of Directors of the Company is authorized to issue up to 720,000 shares of the Company's Class A Common Stock.

         There was no option activity for the three months ended March 31, 1998.

         Restricted stock activity for the three months ended March 31, 1998 was as follows:

                                                                           NUMBER OF
                                                                       RESTRICTED SHARES
                                                                       -----------------
Outstanding at December 31, 1997 .....................................      230,000
    Granted at fair value of $8.50 ...................................        6,000
                                                                            -------
Outstanding at March 31, 1998 ........................................      236,000
                                                                            =======

         The 236,000 shares granted under the 1997 Plan vest over a four year period.

6.       BORROWING ARRANGEMENTS AND EXTRAORDINARY ITEM

         Long-term debt consisted of the following:

                                                   MARCH 31,      DECEMBER 31,
                                                     1998            1997
                                                  ----------      ----------
                                                        (IN THOUSANDS)
9 1/2% Senior Notes .........................     $  275,000      $       --
9 3/4% Senior Notes .........................             --         114,223
Note payable to a bank ......................          2,298              --
Other notes payable .........................            378             152
                                                  ----------      ----------
                                                     277,676         114,375
Less current portion of long-term debt ......         (1,652)            146
                                                  ----------      ----------
               Total long-term debt .........     $  276,024      $  114,229
                                                  ==========      ==========

         On February 13, 1998, the Company issued $275 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's revolving credit facility. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss of approximately $17.6 million, or $1.89 per diluted share, with no related income tax benefit, representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase. The Senior Notes are unsecured senior obligations of the Company. The Senior Notes are redeemable at the option of the Company on or after February 15, 2003 at stipulated redemption prices.

7.       INCOME TAXES

         Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

8.       EARNINGS PER SHARE

         The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
Net income (loss) for basic and diluted earnings per share ........   $(19,284)       $   221
                                                                      --------        -------
Weighted-average shares for basic earnings per share ..............      9,254          9,249
Effect of dilutive securities
  Employee stock options and unvested stock grants ................         44             65
                                                                      --------        -------
Adjusted weighted-average shares and assumed conversions
  for diluted earnings per share ..................................      9,298          9,314
                                                                      --------        -------
Basic earnings (loss) per share ...................................   $  (2.08)       $   .02
                                                                      --------        -------
Diluted earnings (loss) per share .................................   $  (2.07)       $   .02
                                                                      --------        -------

9.       CONSOLIDATING FINANCIAL STATEMENTS

         The $275 million 9 1/2% Senior Notes due 2008 issued on February 13, 1998 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of March 31, 1998 and December 31, 1997 and the related condensed consolidating statements of operations and cash flows for the three months ended March 31, 1998 and March 31, 1997 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.

                            DAILEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1998
                                 (IN THOUSANDS)

                                                                                             NON-
                           ASSETS                              PARENT        GUARANTORS   GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                              --------       ----------   ----------    ------------  ------------
Current assets:
      Cash and cash equivalents ............................. $  99,022      $     356     $   2,353      $      --     $ 101,731
      Accounts receivable, net ..............................    26,378          6,607        14,742             --        47,727
      Accounts receivable from affiliates ...................        --          9,885        (9,885)            --            --
      Other current assets ..................................     2,360          1,139         1,513             --         5,012
                                                              ---------      ---------     ---------      ---------     ---------
            Total current assets ............................   127,760         17,987         8,723             --       154,470
      Revenue producing tools and inventory, net.............    67,399         35,425        24,482             --       127,306
      Property and equipment, net ...........................     6,722          1,955         1,017             --         9,694
      Investments in subsidiaries ...........................    75,206             35           (35)       (75,206)           --
      Accounts receivable from officer ......................       250             --            --             --           250
      Goodwill, net .........................................    33,332         18,278        16,574             --        68,184
      Intangibles and other assets ..........................     9,988            209         5,515             --        15,712
                                                              ---------      ---------     ---------      ---------     ---------
            Total assets .................................... $ 320,657      $  73,889     $  56,276      $ (75,206)    $ 375,616
                                                              =========      =========     =========      =========     =========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities .............. $  18,611      $   4,973     $   6,277      $      --     $  29,861
      Accounts payable to affiliates ........................   (29,133)        14,178        15,326             --           371
      Income taxes payable ..................................     1,487            461         2,599             --         4,547
      Current portion of long-term debt .....................        60              2         1,590             --         1,652
                                                              ---------      ---------     ---------      ---------     ---------
            Total current liabilities .......................    (8,975)        19,614        25,792             --        36,431
Long-term debt ..............................................   275,169             38           817             --       276,024
Deferred income taxes .......................................    (2,172)         1,595         4,528             --         3,951
Deferred revenue ............................................        --             --         1,494             --         1,494
Other noncurrent liabilities ................................       684            248         1,080             --         2,012
Stockholders' equity:
      Common stock ..........................................       105              8         1,723         (1,731)          105
      Treasury stock ........................................    (1,047)            --            --             --        (1,047)
      Paid in capital .......................................    51,003         23,786        23,549        (47,335)       51,003
      Foreign currency translation-accumulated
        comprehensive income.................................        --             (1)         (246)            --          (247)
      Retained earnings .....................................     5,890         28,601        (2,461)       (26,140)        5,890
                                                              ---------      ---------     ---------      ---------     ---------
      Total stockholders' equity ............................    55,951         52,394        22,565        (75,206)       55,704
                                                              ---------      ---------     ---------      ---------     ---------
            Total liabilities and stockholders' equity ...... $ 320,657      $  73,889     $  56,276      $ (75,206)    $ 375,616
                                                              =========      =========     =========      =========     =========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                             NON-
                   ASSETS                                       PARENT        GUARANTORS  GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                               --------       ----------  ----------     ------------  ------------
Current assets:
      Cash and cash equivalents .............................. $  56,672      $     860     $   2,305      $      --    $  59,837
      Accounts receivable, net ...............................    18,220          6,580         9,801             --       34,601
      Other current assets ...................................     1,318            601           850             --        2,769
                                                               ---------      ---------     ---------      ---------    ---------
            Total current assets .............................    76,210          8,041        12,956             --       97,207
      Revenue producing tools and inventory, net .............    37,598         31,102        10,356             --       79,056
      Property and equipment, net ............................     5,880          1,786           515             --        8,181
      Investments in subsidiaries .............................   52,399             --            --        (52,399)          --
      Accounts receivable from officer ........................      250             --            --             --          250
      Goodwill, net ...........................................      803         18,157           223             --       19,183
      Intangibles and other assets ............................    5,095            146           159             --        5,400
                                                               ---------      ---------     ---------      ---------    ---------
            Total assets ..................................... $ 178,235      $  59,232      $ 24,209      $ (52,399)   $ 209,277
                                                               =========      =========     =========      =========    =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities ............... $  16,270      $   4,726     $   2,808      $      --    $  23,804
      Accounts payable to affiliates .........................   (16,846)           835        16,494             --          483
      Income taxes payable ...................................     1,269            214           934             --        2,417
      Current portion of long-term debt ......................        47              2            97             --          146
                                                               ---------      ---------     ---------      ---------    ---------
             Total current liabilities .......................       740          5,777        20,333             --       26,850
Long-term debt ...............................................   114,143             40            46             --      114,229
Deferred income taxes ........................................    (2,172)         1,595         1,815             --        1,238
Other noncurrent liabilities .................................       123            296         1,140             --        1,559
Stockholders' equity:
      Common stock ...........................................        94              8             5            (13)          94
      Treasury stock .........................................    (1,047)            --            --             --       (1,047)
      Paid in capital ........................................    41,335         23,786         3,895        (27,681)      41,335
      Retained earnings ......................................    25,019         27,730        (3,025)       (24,705)      25,019
                                                               ---------      ---------     ---------      ---------    ---------
      Total stockholders' equity .............................    65,401         51,524           875        (52,399)      65,401
                                                               ---------      ---------     ---------      ---------    ---------
              Total liabilities and stockholders' equity ..... $ 178,235      $  59,232     $  24,209      $ (52,399)   $ 209,277
                                                               =========      =========     =========      =========    =========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                                                  NON-
                                                      PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                     --------    ----------    ----------    ------------  ------------

 Revenues:
      Rental income ............................     $ 12,762      $  1,703      $  1,226      $     --      $ 15,691
      Sales of products and services ...........        8,428           525         2,796            --        11,749
      Underbalanced drilling services ..........           --         3,738         6,842            --        10,580
                                                     --------      --------      --------      --------      --------
                                                       21,190         5,966        10,864            --        38,020

Cost and expenses:
      Cost of rentals ..........................        9,568         1,558         1,108           (58)       12,176
      Cost of products and services ............        5,436            57         1,666            --         7,159
      Cost of underbalanced drilling services ..           --         1,926         4,846            --         6,772
      Selling, general and administrative ......        5,121         1,715         1,490           (89)        8,237
      Non-cash compensation ....................          185            --            --            --           185
      Research and development .................           79            --            --            --            79
                                                     --------      --------      --------      --------      --------
                                                       20,389         5,256         9,110          (147)       34,608
                                                     --------      --------      --------      --------      --------
Operating income ...............................          801           710         1,754           147         3,412
Other (income) expense:
      Interest income ..........................         (970)           10            (2)           --          (962)
      Interest expense - nonaffiliates .........        4,447            19            28            --         4,494
      Equity in subsidiaries, net of taxes .....       (1,280)           --            --         1,280            --
      Other, net ...............................           11          (129)           96           147           125
                                                     --------      --------      --------      --------      --------
Income (loss) before taxes .....................       (1,407)          810         1,632        (1,280)         (245)
Provision for income taxes .....................          298            69         1,093            --         1,460
                                                     --------      --------      --------      --------      --------
Net income (loss) before extraordinary item ....       (1,705)          741           539        (1,280)       (1,705)
Extraordinary item .............................      (17,579)           --            --            --       (17,579)
                                                     --------      --------      --------      --------      --------
Net income (loss) ..............................     $(19,284)     $    741      $    539      $ (1,280)     $(19,284)
                                                     ========      ========      ========      ========      ========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                                  NON-
                                                      PARENT      GUARANTORS   GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                     --------     ----------   ----------    ------------  ------------
Revenues:
      Rental income ............................     $  8,736      $  1,549      $  1,772      $     --      $ 12,057
      Sales of products and services ...........        3,144           613           363            --         4,120
                                                     --------      --------      --------      --------      --------
                                                       11,880         2,162         2,135            --        16,177

Cost and expenses:
      Cost of rentals ..........................        6,309         1,595         2,568        (1,213)        9,259
      Cost of products and services ............        2,125            40             2            --         2,167
      Selling, general and administrative ......        2,476           173           226            --         2,875
      Non-cash compensation ....................        1,050            --            --            --         1,050
      Research and development .................          248            --            --            --           248
                                                     --------      --------      --------      --------      --------
                                                       12,208         1,808         2,796        (1,213)       15,599
                                                     --------      --------      --------      --------      --------
Operating income ...............................         (328)          354          (661)        1,213           578
Other (income) expense:
      Interest income ..........................         (145)           (7)           --            --          (152)
      Interest expense .........................          148             2            --            --           150
      Equity in subsidiaries, net of taxes .....          (27)           --            --            27            --
      Other, net ...............................         (499)         (258)         (239)        1,213           217
                                                     --------      --------      --------      --------      --------
Income (loss) before taxes .....................          195           617          (422)          (27)          363
Provision (benefit) for income taxes ...........          (26)           61           107            --           142
                                                     --------      --------      --------      --------      --------
Net income (loss) ..............................     $    221      $    556      $   (529)     $    (27)     $    221
                                                     ========      ========      ========      ========      ========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                                                               NON-
                                                                  PARENT     GUARANTORS     GUARANTORS    ELIMINATIONS CONSOLIDATED
                                                                 --------    ----------     ----------    ------------ ------------
OPERATING ACTIVITIES:
Net income (loss) ..........................................   $ (19,230)    $     834      $     539      $  (1,427)   $ (19,284)
Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Equity in earnings of subsidiaries ...................      (1,427)           --             --          1,427           --
      Depreciation and amortization ........................       2,009         2,199            426             --        4,634
      Deferred income taxes ................................        (123)          283             13             --          173
      Write-off unamortized debt issuance costs.............       4,929            --             --             --        4,929
      Provision for doubtful accounts ......................          83           129              8             --          220
      Provision for stock awards ...........................         186            (1)            --             --          185
      Changes in operating assets and liabilities
        (net of the effects of acquisitions):
           Accounts receivable - trade .....................        (774)       (1,388)        (2,650)            --       (4,812)
           Accounts receivable from/payable to
             officer and affiliates ........................      (6,485)        4,181          2,192             --         (112)
           Prepaid expenses and other ......................      (3,528)         (614)           (91)            --       (4,233)
           Accounts payable and accrued liabilities ........       1,354           714          1,675             --        3,743
           Income taxes payable ............................         192            35            594             --          821
                                                               ---------     ---------      ---------      ---------    ---------
Net cash provided by (used in) operating activities ........     (22,814)        6,372          2,706             --      (13,736)

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory .........     (11,630)       (3,003)        (2,423)            --      (17,056)
Inventory transferred to cost of rentals ...................       1,405           896             16             --        2,317
Revenue-producing tools lost in hole, abandoned,
      and sold .............................................       1,103          (409)           (49)            --          645
Additions to property and equipment ........................      (1,632)          (79)          (113)            --       (1,824)
Proceeds from sale of property and equipment ...............       1,225            68             --             --        1,293
Acquisitions................................................     (73,518)       (3,385)            --             --      (76,903)
                                                               ---------     ---------      ---------      ---------    ---------
Net cash used in investing activities ......................     (83,047)       (5,912)        (2,569)            --      (91,528)

FINANCING ACTIVITIES:
Proceeds from the issuance of Senior Notes..................     268,125            --             --             --      268,125
Payments on outstanding debt ...............................    (120,848)           (4)           (22)            --     (120,874)
                                                               ---------     ---------      ---------      ---------    ---------
Net cash provided by (used in) financing activities ........     147,277            (4)           (22)            --      147,251
                                                               ---------     ---------      ---------      ---------    ---------
Effect of foreign exchange rate changes on cash ............          --            --            (92)            --          (92)
                                                               ---------     ---------      ---------      ---------    ---------
Increase in cash and cash equivalents ......................      41,416           456             23             --       41,985
Cash and cash equivalents at beginning of period ...........      56,672           859          2,305             --       59,836
                                                               ---------     ---------      ---------      ---------    ---------
Cash and cash equivalents at end of period .................   $  98,088     $   1,315      $   2,328      $      --    $ 101,731
                                                               =========     =========      =========      =========    =========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                                              NON-
                                                                  PARENT       GUARANTORS  GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                                 --------      ----------  ----------    ------------  ------------
OPERATING ACTIVITIES:
Net income (loss) ..........................................     $    221      $    556      $   (529)     $    (27)     $    221
Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Equity in earnings of subsidiaries ...................          (27)           --            --            27            --
      Depreciation and amortization ........................        1,371           394            36            --         1,801
      Deferred income taxes ................................         (100)           --            --            --          (100)
      Provision for doubtful accounts ......................           55            10             9            --            74
      Provision for stock awards ...........................        1,050            --            --            --         1,050
      Loss on sale and disposition of
           property and equipment ..........................          172            --            --            --           172
      Changes in operating assets and liabilities
           (net of the effects of acquisitions):
           Accounts receivable - trade .....................          415           (66)          820            --         1,169
           Accounts receivable from/payable to officers
             and affiliates ................................        6,003          (736)          (32)           --         5,235
           Prepaid expenses and other ......................         (689)         (129)          538            --          (280)
           Accounts payable and accrued liabilities ........       (2,041)          190          (567)           --        (2,418)
           Income taxes payable ............................         (113)           51           107            --            45
                                                                 --------      --------      --------      --------      --------
Net cash provided by operating activities ..................        6,317           270           382            --         6,969

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory .........       (4,146)         (504)         (389)           --        (5,039)
Inventory transferred to cost of rentals ...................          624           474           296            --         1,394
Revenue-producing tools lost in hole, abandoned,
      and sold .............................................          676          (200)           --            --           476
Additions to property and equipment ........................         (655)          251           (21)           --          (425)
Proceeds from sale of property and equipment ...............          419          (298)           (4)           --           117
                                                                 --------      --------      --------      --------      --------
Net cash used in investing activities ......................       (3,082)         (277)         (118)           --        (3,477)

FINANCING ACTIVITIES:
Net proceeds from the issuance of Senior Notes .............           --            --            --            --            --
Payments on outstanding debt ...............................         (427)           --            --            --          (427)
Purchase of treasury stock .................................         (234)           --            --            --          (234)
                                                                 --------      --------      --------      --------      --------
Net cash provided by (used in) financing activities ........         (661)           --            --            --          (661)
                                                                 --------      --------      --------      --------      --------
Increase (decrease) in cash and cash equivalents ...........        2,574            (7)          264            --         2,831
Cash and cash equivalents at beginning of period ...........       10,814           553           190            --        11,557
                                                                 --------      --------      --------      --------      --------
Cash and cash equivalents at end of period .................     $ 13,388      $    546      $    454      $     --      $ 14,388
                                                                 ========      ========      ========      ========      ========

                             See accompanying notes.

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

CHANGE IN FISCAL YEAR

         Effective December 31, 1997, the Company changed its fiscal year end to December 31 from April 30. The Company believes such a change will allow the Company's stockholders and other investors to more easily compare the Company's operating results with those of other oil field services companies.

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

         During 1996 and much of 1997, including the three months ended March 31, 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and or natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. This trend benefited the Company and its results during the three months ended March 31, 1997. Beginning in late 1997, the worldwide price of oil declined significantly and prices for natural gas have weakened slightly. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have continued to decline, the Company and others in the oil field services industry have begun to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. Although the Company believes that demand for its products and services remains relatively strong and the softening of the market has mainly impacted demand for products associated with the production of oil from marginal wells, the Company believes that such conditions put downward pressure on the Company's operations during the first quarter of 1998. Although the short term outlook in the industry remains uncertain, the Company currently expects demand for its products and services to remain steady during the second quarter of 1998, and absent a significant downturn in the U.S. and world economies, the Company believes that market conditions in the industry should improve over the long term as the demand and supply for oil and natural gas become more in balance. The timing of such recovery, however, cannot be predicted with certainty.

         Issuance of Senior Notes. On February 13, 1998, the Company issued $275 million principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes due 2007 (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's credit facility. The remaining net proceeds were used to fund the acquisition of IDS and will be utilized to fund capital expenditures, to fund future acquisitions and for general and working capital purposes. The Company is currently investing the net proceeds in temporary short-term investments. The Senior Notes significantly increased the Company's debt levels and will result in annualized interest payments of approximately $26.1 million per year. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of $17.6 million representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

         IDS Acquisition. Utilizing a portion of the proceeds from the issuance of the Senior Notes, the Company acquired the outstanding capital stock of IDS in March 1998 for approximately $11.9 million in cash and 1,064,600 shares of Class A Common Stock, plus assumption of debt of approximately $10.6 million. As a result of the IDS Acquisition, the Company acquired key technologies, including a resistivity tool for LWD equipment that is compatible with Dailey's MWD equipment. The Company believes that the addition of LWD technology to its MWD equipment allows the Company to offer more fully integrated directional drilling services. As result of the IDS Acquisition, which was accounted for under the purchase method of accounting, the Company recorded approximately $16.6 million in goodwill, representing the excess of the purchase price over the estimated fair market value of IDS' assets, which will be amortized over 25 years and result in additional annual amortization expense of $664,000. Since the goodwill associated with the IDS Acquisition will not be deductible for tax purposes, the effective tax rate on Dailey's financial statements will increase as a result of the acquisition.

         DWS/DAMCO Acquisition. The Company's operations and future results will be significantly impacted by the DWS/DAMCO Acquisition, which was consummated in January 1998. Dailey acquired the operating assets and liabilities of DWS/DAMCO for $61 million in cash and financed the acquisition with remaining proceeds from its offering of the Old Notes in August 1997 and borrowings under its credit facility. As a result of the DWS/DAMCO Acquisition, the Company became a leading supplier of electric wireline services and tubular testing and handling services in the U.S. Gulf of Mexico region and Nigeria. The DWS/DAMCO Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of DWS/DAMCO were recorded at their estimated fair market values as of the date of the DWS/DAMCO Acquisition. The Company recorded goodwill of approximately $32.0 million relating to the excess of the purchase price paid for the assets over their fair market value, which will be amortized over 25 years and result in approximately $1.3 million in annualized amortization expense.

         ADI Acquisition. The Company's operations have been and will be significantly impacted by the ADI Acquisition which was consummated in June 1997. Dailey acquired ADI for $46.4 million, including the repayment of approximately $16.8 million in debt. As a result of the ADI Acquisition, Dailey became a leading worldwide provider of air drilling services for underbalanced drilling applications.

         The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the operations of ADI following June 20, 1997 are reflected in Dailey's historical operations and the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. Dailey recorded goodwill of approximately $18.9 million relating to the excess of the purchase price paid for the assets over their fair market value, which is being amortized over 20 years and is resulting in approximately $943,000 in annualized amortization expense. Since the goodwill associated with the ADI Acquisition is not amortized for tax purposes, the effective tax rate shown on Dailey's financial statements has increased significantly as a result of the ADI Acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         Rental Income. Rental income for the three months ended March 31, 1998 was $15.7 million, an increase of 30% from $12.1 million for the same three months last year. The increase was due to increased utilization of directional rental products, which was favorably impacted by a 16% increase in the average domestic rig count and the expansion of directional drilling operations into the U.S. mid-continent, resulting in a $2.8 million increase in rental income. Internationally, rental income increased $655,000 as a result of increased demand for downhole tools primarily in Indonesia and Saudi Arabia.

         Sales of Products and Services. Sales of products and services for the three months ended March 31, 1998 were $11.7 million compared to $4.1 million for the same three months last year. Excluding revenues associated with ADI and DWS/DAMCO of $6.4 million, revenues increased 31% due to an increase in tools lost-in-hole revenues of $745,000 and increased revenue from domestic directional services of $675,000.

         Underbalanced Drilling Services. Underbalanced drilling services revenue for the three months ended March 31, 1998 was $10.6 million resulting from the acquisition of ADI in June 1997.

         Cost of Rentals. Cost of rentals for the three months ended March 31, 1998 was $12.2 million, an increase of 32% from $9.3 million for the same three months last year. Margins decreased from 23% for the three months ended March 31, 1997 to 22% for the three months ended March 31, 1998 primarily due to increased depreciation expense related to the increase in directional rental products and to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region. In addition, the margin was unfavorably impacted by the increased use of third party tools which typically generated lower margins.

         Cost of Products and Services. Cost of products and services for the three months ended March 31, 1998 was $7.2 million, which was a $5.0 million increase from the same three months last year. Excluding costs associated with ADI and DWS/DAMCO of $3.6 million, costs increased $1.4 million. The margin on sales of products and services for the three months ended March 31, 1998, excluding the impact of ADI and DWS/DAMCO, was 33% compared to 47% for the same three months last year primarily due to the hiring of additional directional drillers and MWD technicians combined with increased costs to retain qualified personnel in those positions.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the three months ended March 31, 1998 was $6.8 million resulting from the acquisition of ADI in June 1997.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 1998 were $8.2 million, compared to $2.9 million for the same three months last year. Excluding costs associated with ADI and DWS/DAMCO of $4.0 million, costs increased by $1.4 million primarily as a result of increased personnel and compensation due to increased activity levels and due to the amortization of costs related to the acquisitions of ADI and DWS/DAMCO.

         Non-cash Compensation. Non-cash compensation for the three months ended March 31, 1998 was $185,000 which related to restricted stock that had been granted to certain executive officers of the Company on October 7, 1997 in connection with the 1997 Long-Term Incentive Plan, compared to $1.1 million for the same period last year related to the 1996 Long-Term Incentive Plan.

         Interest Income. Interest income for the three months ended March 31, 1998 was $962,000 compared to $152,000 for the same three months last year. This increase in interest income was the result of interest earned on temporary, short term investments utilizing excess funds from the issuance of the Senior Notes.

         Interest Expense. Interest expense for the three months ended March 31, 1998 was $4.5 million compared to $150,000 for the same three months last year. This increase was due to the interest on the $115 million 9 3/4% senior notes through mid-February and the $275 million 9 1/2% Senior Notes from that date forward.

         Income Tax Provision. The provision for income taxes for the three months ended March 31, 1998 was $1.5 million, an increase from $142,000 for the same three months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

         Extraordinary Item. As a result of the repurchase of the $115 million 9 3/4% senior notes, the Company recorded an extraordinary loss in the first quarter of 1988 of approximately $17.6 million, representing the excess of the purchase price for the notes over the carrying value on the date of the repurchase.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. Cash used in operating activities was $13.7 million during the three months ended March 31, 1998. Sources of cash included net proceeds from the issuance of debt of $268.1 million, $645,000 from revenue-producing tools lost-in-hole, abandoned and sold, and $1.3 million proceeds from the sale of property and equipment. Principal uses of cash were to fund acquisitions (net of cash acquired) of $76.9 million, repay outstanding debt of $120.9 million, and fund capital expenditures of $16.6 million. During the past several years, working capital requirements have been funded through cash generated from operations, additional borrowings, credit facilities and asset sales.

         Senior Notes. The Senior Notes were issued pursuant to an indenture dated February 13, 1998 (the "Indenture"). The Indenture contains various covenants customary in such instruments, including covenants that (i) restrict the Company's ability to incur additional indebtedness; (ii) restrict the Company's ability to make restricted payments, including dividends; (iii) restrict the Company's ability to sell assets; (iv) restrict the Company's ability to grant liens on its assets; (v) limit transactions with affiliates and
(vi) limit the Company's ability to engage in certain extraordinary transactions, including transactions involving a change in control of the Company or the sale of substantially all of the Company's assets. The Senior Notes are guaranteed by all of the Company's domestic subsidiaries, bear interest at 9 1/2% that is payable semi-annually on February 15 and August 15 of each year, mature on February 15, 2008 and are redeemable at the option of the Company for stipulated redemption prices on or after February 15, 2003. The issuance of the Senior Notes substantially increased the Company's level of indebtedness over historical levels. The Company's increased level of indebtedness will have several important affects on the Company's future operations, including (i) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes may be limited.

         Revolving Credit Line. The Company currently does not have any outstanding borrowings under its Revolving Credit Line. The Company and bank have mutually agreed that there will be no borrowings under the Revolving Credit Line until the existing loan agreement is amended. The Company intends to modify the agreement during the third quarter of 1998.

         Capital Expenditures. Capital expenditures of approximately $16.6 million were made during the three months ended March 31, 1998. Of this amount, $14.7 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. The Company believes it has available resources from the proceeds of the Senior Notes and through internally generated cash flow for at least the next 12 months. In addition, as part of its business strategy, the Company is continuing to analyze potential acquisitions of complementary businesses and assets. The Company expects to fund any future acquisitions utilizing a portion of the proceeds from the Senior Notes; however, depending upon the size of any future acquisition, the Company may need additional financing to fund such acquisitions and may need to issue additional debt or equity securities.

IMPACT OF YEAR 2000

         Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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


                                        DAILEY INTERNATIONAL INC.
                                              (Registrant)



Date:  May 15, 1998                     */s/David T. Tighe
                                        --------------------------------------
                                        David T. Tighe
                                        Senior Vice President &
                                        Chief Financial Officer
                                             and authorized to sign on
                                             behalf of the Registrant


* Also signing on behalf of the Additional Registrants.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

                  On February 13, 1998, the Company issued $275 million of Senior Notes pursuant to a private placement to qualified institutional buyers and accredited investors. The Senior Notes contain customary affirmative and negative covenants, including limitations on restrictive payments, including dividends and distributions to the Company's stockholders. Utilizing a portion of the proceeds from the issuance of the Senior Notes, the Company repurchased all of the 9 3/4% senior notes.

                  On March 23, 1998, the Company issued 1,064,600 shares of Class A Common Stock pursuant to the IDS Acquisition pursuant to an exemption from registration under Regulations D and S of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         2.1 Share Purchase Agreement dated January 14, 1998, between the Company, Integrated Drilling Systems Limited ("IDS") and the shareholders of IDS (incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-47345)).

         4.1 Indenture Dated February 13, 1998, by and between the Company, the Subsidiary Guarantors and the U.S. Trust Company of Texas, N.A. relating to the Company's 9 1/2% Senior Notes Due 2008. (Incorporated by reference from the Company's Registration Statement on From S-4 (File No. 333-47345))

         4.2 Form of Note for the Company's Senior Notes Due 2008. (Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-47345))

         4.3 Registration Rights Agreement dated March 23, 1998, between the Company and the former shareholders of IDS (incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-47345)).

        27     Financial Data Schedule

         (b)  Reports on Form 8-K

                           The Company filed a Form 8-K dated February 12, 1998
                  to report the acquisition of the operating assets and liabilities of Directional Wireline Services, Inc., DAMCO Services, Inc., and DAMCO Tong Services, Inc.

                            The Company filed a Form 8-K dated March 23, 1998
                  to report the IDS Acquisition.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27                Financial Data Schedule