Form 10-Q
period 1998-06-30
DAILEY INTERNATIONAL INC
filed 1998-08-14
CIK 1015360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   001-11963

                            Dailey International Inc.
            ---------------------------------------------------------
           (See table of additional Registrants on the following page)
                    (Exact Name of Registrant in its Charter)

          Delaware                                            76-0503351
 --------------------------------------                     ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

  2507 North Frazier, Conroe, Texas                         77303
  ----------------------------------------                 --------
  (Address of Principal Executive Officers)               (Zip Code)

                                  281/350/3399
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X       No
                                       ---          ---

Number of shares outstanding of issuer's Class A Common Stock as of August 12, 1998 was 5,575,389. The Company has 5,000,000 shares of Class B Common Stock Outstanding.

                         TABLE OF ADDITIONAL REGISTRANTS



                                                                                                          ADDRESS, INCLUDING
                                                                                                        ZIP CODE, AND TELEPHONE
                                                                PRIMARY STANDARD                        NUMBER, INCLUDING AREA
                                            STATE OR OTHER         INDUSTRIAL              IRS           CODE, OF REGISTRANT'S
                                           JURISDICTION OF       CLASSIFICATION        EMPLOYER ID.      PRINCIPAL EXECUTIVE
                                            INCORPORATION           CODE NO.               NO.                  OFFICES
                                            -------------           --------           ------------             -------
Dailey Energy Services, Inc...............    Delaware                8999              76-0066576                 *
Dailey International Sales Corporation....    Delaware                8999              74-1869524                 *
Colombia Petroleum Services Corp..........    Delaware                8999              76-0074604                 *
International Petroleum Services, Inc.....    Delaware                8999              76-0084387                 *
Dailey Environmental Remediation
   Technologies, Inc......................    Texas                   8999              76-0276940                 *
Dailey Worldwide Services, Corp...........    Texas                   8999              76-0477660                 *
Air Drilling International, Inc...........    Delaware                1380              84-1305964                 *
Air Drilling Services, Inc................    Wyoming                 1380              83-0181069                 *

-------------
*  2507 North Frazier, Conroe, Texas 77303, telephone (281) 350-3399.

           Dailey International Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each of the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 1/2% Senior Notes Due 2008 (the "Senior Notes"). No separate financial statements for the additional Registrants has been provided or incorporated because: (1) the consolidated financial statements of the Company included in this report include the operations of each of the additional Registrants and (2) Note 9 to the Company's accompanying unaudited consolidated financial statements includes unaudited condensed consolidated financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                            DAILEY INTERNATIONAL INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                           PAGE NO.
Item 1.   Financial Statements (unaudited)
   Consolidated balance sheets - June 30, 1998 and December 31, 1997                                            1
   Consolidated statements of operations - Three and six months ended June 30,
   1998 and 1997                                                                                                2
   Consolidated statements of cash flows - Three and six months ended June 30, 1998 and 1997                    3
   Notes to consolidated financial statements - June 30, 1998                                              4 - 15

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                          16 - 21

PART II.   OTHER INFORMATION                                                                                   22

Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

Signatures                                                                                                     24

                            DAILEY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands of Dollars, Except Share Data)


                                                                                June 30,       December 31,
                                                                                  1998             1997
                                                                                ---------        ---------
                                                                               (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents............................................         $  88,900        $  59,837
  Accounts receivable, net.............................................            43,094           34,601
  Other current assets.................................................             6,583            2,769
                                                                                ---------        ---------
          Total current assets.........................................           138,577           97,207
Revenue-producing tools and inventory, net ............................           136,011           79,056
Property and equipment, net............................................            12,748            8,181
Accounts receivable from officer.......................................               250              250
Goodwill, net..........................................................            69,523           19,183
Intangibles and other assets...........................................            15,530            5,400
                                                                                ---------        ---------
          Total assets.................................................         $ 372,639        $ 209,277
                                                                                =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ............................         $  33,724        $  23,804
  Accounts payable to affiliates.......................................                --              483
  Income taxes payable.................................................             4,676            2,417
  Current portion of long-term debt....................................             1,423              146
                                                                                 --------        ---------
          Total current liabilities....................................            39,823           26,850
Long-term debt.........................................................           275,701          114,229
Deferred income taxes..................................................             6,104            1,238
Other noncurrent liabilities...........................................             3,103            1,559
Commitments and contingencies..........................................                --               --
Stockholders' equity:
  Preferred stock, $0.01 par value: 5,000,000 shares authorized;
          none issued..................................................                --               --
  Common stock Class A, $0.01 par value: 20,000,000 shares authorized;
          5,703,655 and 4,627,598 issued and 5,575,389 and 4,483,598 outstanding at June 30, 1998 and December 31, 1997,
          respectively; Class B, $0.01 par value: 10,000,000 shares
          authorized; 5,000,000 shares issued and outstanding
          at June 30, 1998 and December 31, 1997.......................               105               94
  Treasury stock (128,266 shares at June 30, 1998
          and 144,000 shares at December 31, 1997).....................              (948)          (1,047)
  Paid-in capital......................................................            51,189           41,335
  Foreign currency translation-accumulated comprehensive income........              (619)              --
  Retained earnings (deficit)..........................................            (1,819)          25,019
                                                                                ----------       ---------
          Total stockholders' equity...................................            47,908           65,401
                                                                                ---------        ---------
          Total liabilities and stockholders' equity...................         $ 372,639        $ 209,277
                                                                                =========        =========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (In Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                          ----------------------------    ----------------------------
                                                              1998            1997            1998            1997
                                                          ------------    ------------    ------------    ------------
Revenues:
  Rental income .......................................   $     17,084    $     13,916    $     32,775    $     25,973
  Sales of products and services ......................         11,401           4,256          23,150           8,376
  Underbalanced drilling services .....................          5,294             724          15,874             724
                                                          ------------    ------------    ------------    ------------
                                                                33,779          18,896          71,799          35,073
Costs and expenses:
  Cost of rentals .....................................         14,271          10,077          26,447          19,336
  Cost of products and services .......................          7,030           2,283          14,189           4,450
  Cost of underbalanced drilling services .............          4,367             460          11,139             460
  Selling, general and administrative .................          9,689           3,266          17,926           6,141
  Reorganization costs ................................           --             1,797            --             1,797
  Non-cash compensation ...............................            286           2,235             471           3,285
  Research and development ............................            125             165             204             413
                                                          ------------    ------------    ------------    ------------
                                                                35,768          20,283          70,376          35,882
                                                          ------------    ------------    ------------    ------------
Operating income (loss)................................         (1,989)         (1,387)          1,423            (809)
Other (income) expense:
  Interest income .....................................         (1,202)           (178)         (2,164)           (330)
  Interest expense ....................................          6,536             194          11,030             344
  Other, net ..........................................             88             111             213             328
                                                          ------------    ------------    ------------    ------------
Loss before income taxes ..............................         (7,411)         (1,514)         (7,656)         (1,151)
Income tax provision ..................................            298              12           1,758             154
                                                          ------------    ------------    ------------    ------------
Loss before extraordinary item ........................         (7,709)         (1,526)         (9,414)         (1,305)
Extraordinary item ....................................           --              --           (17,579)           --
                                                          ------------    ------------    ------------    ------------
Net loss ..............................................   $     (7,709)   $     (1,526)   $    (26,993)   $     (1,305)
                                                          ============    ============    ============    ============

Loss per share before extraordinary item:
    Basic .............................................   $       (.77)   $       (.16)   $       (.97)   $       (.14)
                                                          ============    ============    ============    ============
    Diluted ...........................................   $       (.77)   $       (.16)   $       (.97)   $       (.14)
                                                          ============    ============    ============    ============
Loss per share:
    Basic .............................................   $       (.77)   $       (.16)   $      (2.79)   $       (.14)
                                                          ============    ============    ============    ============
    Diluted ...........................................   $       (.77)   $       (.16)   $      (2.79)   $       (.14)
                                                          ============    ============    ============    ============
Weighted average shares outstanding:
    Basic .............................................     10,027,113       9,250,780       9,678,428       9,250,127
                                                          ============    ============    ============    ============
    Diluted ...........................................     10,027,113       9,250,780       9,678,428       9,250,127
                                                          ============    ============    ============    ============

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         1998            1997
                                                                      ---------       ---------
OPERATING ACTIVITIES:
Net loss ..........................................................   $ (26,993)      $  (1,305)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization ...................................      11,027           3,650
  Deferred income taxes ...........................................        --            (1,278)
  Write-off of unamortized debt issuance costs ....................       4,929            --
  Provision for doubtful accounts .................................         198             159
  (Gain)loss on sale and disposition of property and equipment ....         (22)            172
  Provision for stock awards ......................................         471           3,285
  Changes in operating assets and liabilities
     (net of the effects of acquisitions):
     Accounts receivable--trade ...................................        (157)            204
     Accounts receivable from/payable to officers and affiliates ..        (488)          5,223
     Other assets and liabilities, net ............................      (6,066)            274
     Accounts payable and accrued liabilities .....................       7,582            (575)
     Income taxes payable .........................................         965           1,185
                                                                      ---------       ---------
Net cash provided by (used in) operating activities ...............      (8,554)         10,994

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory ................     (33,279)         (9,556)
Inventory transferred to cost of rentals ..........................       4,297           2,988
Revenue-producing tools lost in hole, abandoned, and sold .........       1,158             963
Additions to property and equipment ...............................      (3,512)           (362)
Proceeds from sale of property and equipment ......................          40             517
Acquisitions ......................................................     (77,037)        (48,651)
                                                                      ---------       ---------
Net cash used in investing activities .............................    (108,333)        (54,101)

FINANCING ACTIVITIES:
Net proceeds from the issuance of debt ............................     268,125          39,000
Payments on outstanding debt ......................................    (121,748)           (855)
Purchase of  treasury stock .......................................        --            (1,047)
                                                                      ---------       ---------
Net cash provided by financing activities .........................     146,377          37,098
                                                                      ---------       ---------
Effect of foreign exchange rate changes on cash ...................        (427)           --
                                                                      ---------       ---------
Increase (decrease) in cash and cash equivalents ..................      29,063          (6,009)
Cash and cash equivalents at beginning of period ..................      59,837          11,557
                                                                      ---------       ---------
Cash and cash equivalents at end of period ........................   $  88,900       $   5,548
                                                                      =========       =========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Dailey International Inc. and its subsidiaries ("Dailey" or the "Company") and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. Certain reclassifications have been made to the December 31, 1997 financial information to conform to the current period presentation.

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS No.
130). SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholder's equity. SFAS
No. 130 requires the Company's foreign currency translation adjustments to be included in comprehensive income. For the three months ended June 30, 1998 and 1997, the total comprehensive loss was $8,081,000 and $1,526,000, respectively. For the six months ended June 30, 1998 and 1997, the total comprehensive loss was $27,612,000 and $1,305,000, respectively.

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

         In July 1997, the Company changed its fiscal year end to December 31, effective December 31, 1997.

         The Company is an integrated supplier of specialty services and a provider of technologically-advanced downhole tools to the oil and gas industry on a worldwide basis. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. In June 1997, the Company acquired Air Drilling International, Inc. ("ADI" and the "ADI Acquisition") and, as a result, became a leading provider worldwide of air drilling services for underbalanced drilling applications. In January 1998, the Company acquired the operating assets and liabilities of Directional Wireline Services, Inc. ("DWS"), DAMCO Tong Services, Inc. and DAMCO Services, Inc. (collectively, "DAMCO", and with DWS, "DWS/DAMCO"), which are headquartered in Houma, Louisiana. DWS/DAMCO provides specialized drilling, workover, completion and production services to the Gulf of Mexico and Nigerian markets. In March 1998, the Company acquired Integrated Drilling Systems, Limited ("IDS"), which is headquartered in Aberdeen, Scotland. IDS manufactures directional drilling tools.

3.       ACQUISITIONS

         ADI Acquisition. On June 20, 1997, the Company purchased the stock of ADI (a provider of air drilling services for underbalanced drilling applications) for $46.4 million, including the repayment of approximately $16.8 million of ADI indebtedness, financed with bank debt of $45.5 million and proceeds from the Company's initial public offering in 1996. The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. The Company recorded goodwill of approximately $21.1 million relating to the excess of the purchase price over the fair market value of ADI's assets, which will be amortized over 20 years and result in approximately $1.1 million in amortization expense per year.

         DWS/DAMCO Acquisition. On January 28, 1998, the Company acquired the operating assets and liabilities of DWS/DAMCO. The aggregate purchase price for DWS/DAMCO was $61 million financed with proceeds from a $115 million 9 3/4% senior notes offering in August 1997 and borrowings under the Company's revolving credit facility. The acquisition was accounted for under the purchase method of accounting, accordingly the assets and liabilities of DWS/DAMCO were recorded at their estimated fair market values as of the date of acquisition. The Company recorded goodwill of approximately $32.0 million relating to the excess of the purchase price over the fair market value of the assets, which will be amortized over 25 years and result in approximately $1.3 million in amortization expense per year. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

         IDS Acquisition. The Company acquired the outstanding capital stock of IDS on March 23, 1998 for approximately $11.9 million in cash and 1,064,600 shares of Class A Common Stock, plus assumption of debt of approximately $6.5 million. The IDS Acquisition was accounted for under the purchase method of accounting. The assets and liabilities of IDS were recorded at their estimated fair market values as of the date of acquisition. The Company recorded approximately $16.6 million in goodwill, representing the excess of the purchase price over the estimated fair market value of the IDS assets, which will be amortized over 25 years and result in additional annual amortization expense of $664,000. In July 1998, the Company paid $6.9 million in additional purchase consideration and was returned 300,000 shares held in escrow in connection with the resolution of contingencies identified at the acquisition date.

         The pro forma unaudited results of operations for the six months ended June 30, 1998 and 1997, assuming consummation of the purchase of ADI and DWS/DAMCO as of January 1, 1997, utilizing a portion of the proceeds from the issuance of the $275 million Senior Notes, are as follows:

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1998          1997
                                                                 ----------    ----------
                                                                      (In Thousands,
                                                                  Except Per Share Data)

    Revenues ...............................................   $   72,881    $   66,545
    Net loss before extraordinary item .....................       (8,296)       (3,051)
    Net loss ...............................................      (25,875)       (3,051)
    Net loss before extraordinary item per common share:
           Basic ...........................................        (0.86)        (0.33)
           Diluted .........................................        (0.86)        (0.33)
    Net loss per common share:
           Basic ...........................................        (2.67)        (0.33)
           Diluted .........................................        (2.67)        (0.33)

         The pro forma information for the six months ended June 30, 1998 and 1997, includes adjustments for additional depreciation and amortization expense associated with the purchase price allocation using the respective lives for goodwill and an average life of seven years for fixed assets, increased interest expense for the additional borrowings as if they were incurred at the beginning of the period and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the acquisitions been effected on the assumed date or the results of operations for any future period. The IDS Acquisition was a not significant acquisition and has not been included in the pro forma unaudited results above.

4.       REVENUE-PRODUCING TOOLS AND INVENTORY

                                                              June 30,     December 31,
                                                                1998           1997
                                                              --------     ------------
                                                                    (In Thousands)

Revenue-producing tools .................................... $ 148,000      $  95,266
Accumulated depreciation ...................................   (45,380)       (37,284)
                                                             ---------      ---------
                                                               102,620         57,982
Inventory:
      Components, subassemblies and expendable parts .......    25,957         17,748
      Rental tools and expendable parts under production....     5,685          2,100
      Raw materials ........................................     1,749          1,226
                                                             ---------      ---------
                                                                33,391         21,074
                                                             ---------      ---------
               Revenue-Producing Tools and Inventory ......  $ 136,011      $  79,056
                                                             =========      =========

5.       STOCK OPTIONS AND AWARDS

         During the six months ended June 30, 1998, the Company issued 117,500 options at a weighted average fair value and price of $8.92 in connection with existing stock option plans. The options granted have a vesting period between one and three years from the date of grant.

         During the six months ended June 30, 1998, the Company also granted 6,000 shares of restricted common stock at a fair value of $8.50 which vest over a four year period.

6.       BORROWING ARRANGEMENTS AND EXTRAORDINARY ITEM

         Long-term debt consisted of the following:

                                                      June 30,         December 31,
                                                        1998               1997
                                                     ----------        ------------
                                                          (In Thousands)
9 1/2% Senior Notes...........................        $ 275,000         $      --
9 3/4% Senior Notes...........................               --           114,223
Note payable to a bank........................            2,041                --
Other notes payable...........................               83               152
                                                      ---------         ---------
                                                        277,124           114,375
Less current portion of long-term debt........            1,423               146
                                                      ---------         ---------
               Total long-term debt...........        $ 275,701         $ 114,229
                                                      =========         =========

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

8.      SUBSEQUENT EVENTS

        In August 1998, the Company acquired substantially all of the assets of the directional drilling business of Transocean Petroleum Technology Limited ("Transocean") located in Aberdeen, Scotland for $10 million in cash. The Company assumes Transocean's ongoing directional contracts and operations in the North Sea and Europe.

        As discussed in Note 3, in July 1998, the Company paid an additional purchase consideration in connection with the resolution of certain contingencies involving the IDS acquisition.

        Effective July 14, 1998, the shareholders of Dailey's Class B Common Stock reorganized their ownership of the Class B Common Stock through a reorganization whereby the shareholders contributed all of the stock in a company controlled by the shareholders (which company's assets consisted of 5,000,000 shares of Class B Common Stock of Dailey) to Dailey in exchange for 5,000,000 new shares of Dailey's Class B Common Stock. As a result of these transactions, Dailey acquired the net operating loss carryforward of the company, for which an offsetting allowance will be provided. These transactions had no effect on Dailey's financial position or results of operation.

9.       CONSOLIDATING FINANCIAL STATEMENTS

         The $275 million 9 1/2% Senior Notes due 2008 issued on February 13, 1998 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of June 30, 1998 and December 31, 1997 and the related condensed consolidating statements of operations for the three and six months ended June 30, 1998 and 1997 and condensed consolidating statements of cash flow for the six months ended June 30, 1998 and 1997 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.


                            DAILEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1998
                                 (In Thousands)

                                                                                  Non-
                    ASSETS                            Parent     Guarantors    Guarantors   Eliminations  Consolidated
                                                     ---------   ----------    ----------   ------------  ------------
Current assets:
      Cash and cash equivalents ..................   $  86,495    $     159     $   2,246    $    --       $  88,900
      Accounts receivable, net ...................      26,465        6,737         9,892         --          43,094
      Accounts receivable from affiliates ........      32,406       (7,181)      (25,219)        --               6
      Other current assets .......................       3,635        1,419         1,523         --           6,577
                                                     ---------    ---------     ---------    ---------     ---------
            Total current assets .................     149,001        1,134       (11,558)         --        138,577
      Revenue producing tools and inventory, net .      73,805       36,662        25,544         --         136,011
      Property and equipment, net ................       7,972        2,018         2,758         --          12,748
     Investments in subsidiaries .................      72,463           35           (35)     (72,463)         --
     Accounts receivable from officer ............         250         --            --           --             250
     Goodwill, net ...............................      32,870       20,059        16,594         --          69,523
     Intangibles and other assets ................      10,182           26         5,322         --          15,530
                                                     ---------    ---------     ---------    ---------     ---------
            Total assets .........................   $ 346,543    $  59,934     $  38,625    $ (72,463)    $ 372,639
                                                     =========    =========     =========    =========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities ...   $  22,543    $   3,773     $   7,408    $    --       $  33,724
      Income taxes payable .......................       1,803          490         2,383         --           4,676
      Current portion of long-term debt ..........          48            2         1,373         --           1,423
                                                     ---------    ---------     ---------    ---------     ---------
             Total current liabilities ...........      24,394        4,265        11,164         --          39,823
Long-term debt ...................................     275,165           37           499         --         275,701
Deferred income taxes ............................      (2,172)       3,811         4,465         --           6,104
Other noncurrent liabilities .....................         629          202         2,272         --           3,103
Stockholders' equity:
      Common stock ...............................         105            8         1,723       (1,731)          105
      Treasury stock .............................        (948)        --            --           --            (948)
      Paid in capital ............................      51,189       23,786        23,549      (47,335)       51,189
      Foreign currency translation-accumulated
           comprehensive income ..................        --           --            (619)        --            (619)
      Retained earnings (deficit) ................      (1,819)      27,825        (4,428)     (23,397)       (1,819)
                                                     ---------    ---------     ---------    ---------     ---------
      Total stockholders' equity .................      48,527       51,619        20,225      (72,463)       47,908
                                                     ---------    ---------     ---------    ---------     ---------
           Total liabilities and
             stockholders' equity.................   $ 346,543    $  59,934     $  38,625    $ (72,463)    $ 372,639
                                                     =========    =========     =========    =========     =========


                            See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                                 (In Thousands)

                                                                                  Non-
                     ASSETS                           Parent      Guarantors    Guarantors   Eliminations   Consolidated
                                                     ---------    ----------    ----------   ------------   ------------
Current assets:
      Cash and cash equivalents ..................   $  56,672    $     860      $   2,305    $    --        $  59,837
      Accounts receivable, net ...................      18,220        6,580          9,801         --           34,601
      Other current assets .......................       1,318          601            850         --            2,769
                                                     ---------    ---------      ---------    ---------      ---------
            Total current assets .................      76,210        8,041         12,956         --           97,207
     Revenue producing tools and inventory, net ..      37,598       31,102         10,356         --           79,056
     Property and equipment, net .................       5,880        1,786            515         --            8,181
     Investments in subsidiaries .................      52,399         --             --        (52,399)          --
     Accounts receivable from officer ............         250         --             --           --              250
     Goodwill, net ...............................         803       18,157            223         --           19,183
     Intangibles and other assets ................       5,095          146            159         --            5,400
                                                     ---------    ---------      ---------    ---------      ---------
            Total assets .........................   $ 178,235    $  59,232      $  24,209    $ (52,399)     $ 209,277
                                                     =========    =========      =========    =========      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities ...   $  16,270    $   4,726      $   2,808    $    --        $  23,804
      Accounts payable to affiliates .............     (16,846)         835         16,494         --              483
      Income taxes payable .......................       1,269          214            934         --            2,417
      Current portion of long-term debt ..........          47            2             97         --              146
                                                     ---------    ---------      ---------    ---------      ---------
             Total current liabilities ...........         740        5,777         20,333         --           26,850
Long-term debt ...................................     114,143           40             46         --          114,229
Deferred income taxes ............................      (2,172)       1,595          1,815         --            1,238
Other noncurrent liabilities .....................         123          296          1,140         --            1,559
Stockholders' equity:
      Common stock ...............................          94            8              5          (13)            94
      Treasury stock .............................      (1,047)        --             --           --           (1,047)
      Paid in capital ............................      41,335       23,786          3,895      (27,681)        41,335
      Retained earnings (deficit).................      25,019       27,730         (3,025)     (24,705)        25,019
                                                     ---------    ---------      ---------    ---------      ---------
      Total stockholders' equity .................      65,401       51,524            875      (52,399)        65,401
                                                     ---------    ---------      ---------    ---------      ---------
            Total liabilities and stockholders'
               equity ............................   $ 178,235    $  59,232      $  24,209    $ (52,399)     $ 209,277
                                                     =========    =========      =========    =========      =========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                 (In Thousands)

                                                                               Non-
                                                      Parent    Guarantors  Guarantors   Eliminations  Consolidated
                                                     --------   ----------  ----------   ------------  ------------
 Revenues:
      Rental income ..............................   $ 12,960    $  1,653    $  2,471      $   --       $ 17,084
      Sales of products and services .............      9,979           3       1,419          --         11,401
      Underbalanced drilling services ............       --         3,600       1,694          --          5,294
                                                     --------    --------    --------      --------     --------
                                                       22,939       5,256       5,584          --         33,779

Cost and expenses:
      Cost of rentals ............................     10,350       1,631       2,326           (36)      14,271
      Cost of products and services ..............      5,785           1       1,244          --          7,030
      Cost of underbalanced drilling services ....       --         2,394       1,973          --          4,367
      Selling, general and administrative ........      5,761       1,779       2,271          (122)       9,689
      Non-cash compensation ......................        286        --          --            --            286
      Research and development ...................         58        --            67          --            125
                                                     --------    --------    --------      --------     --------
                                                       22,240       5,805       7,881          (158)      35,768
                                                     --------    --------    --------      --------     --------
Operating income (loss)...........................        699        (549)     (2,297)          158       (1,989)
Other (income) expense:
      Interest income ............................     (1,173)         (5)        (24)         --         (1,202)
      Interest expense - nonaffiliates ...........      6,374          20         142          --          6,536
      Equity in subsidiaries, net of taxes .......      2,911        --          --          (2,911)        --
      Other, net .................................        (29)       (116)         75           158           88
                                                     --------    --------    --------      --------     --------
Loss before taxes ................................     (7,384)       (448)     (2,490)        2,911       (7,411)
Income tax provision (benefit) ...................        325         235        (262)         --            298
                                                     --------    --------    --------      --------     --------
Net loss .................................. ......   $ (7,709)   $   (683)   $ (2,228)     $  2,911     $ (7,709)
                                                     ========    ========    ========      ========     ========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                 (In Thousands)

                                                                          Non-
                                                 Parent    Guarantors  Guarantors   Eliminations  Consolidated
                                                --------   ----------  ----------   ------------  ------------
Revenues:
      Rental income .........................   $ 10,474    $  1,595    $  1,847      $   --       $ 13,916
      Sales of products and services ........      3,462         310         484          --          4,256
      Underbalanced drilling services .......        --           36         688          --            724
                                                --------    --------    --------      --------     --------
                                                  13,936       1,941       3,019          --         18,896

Cost and expenses:
      Cost of rentals .......................      7,280       1,283       1,919          (405)      10,077
      Cost of products and services .........      2,046          45         192          --          2,283
      Cost of underbalanced drilling
       services .............................        --           23         437          --            460
      Selling, general and administrative ...      2,522         458         434          (148)       3,266
      Reorganization cost ...................      1,797        --          --            --          1,797
      Non-cash compensation .................      2,235        --          --            --          2,235
      Research and development ..............        165        --          --            --            165
                                                --------    --------    --------      --------     --------
                                                  16,045       1,809       2,982          (553)      20,283
                                                --------    --------    --------      --------     --------
Operating income (loss)......................     (2,109)        132          37           553       (1,387)
Other (income) expense:
      Interest income .......................       (175)         (3)       --            --           (178)
      Interest expense ......................        192           2        --            --            194
      Equity in subsidiaries, net of tax ....       (304)       --          --             304         --
      Other, net ............................       (168)       (268)         (6)          553          111
                                                --------    --------    --------      --------     --------
Income (loss) before taxes ..................     (1,654)        401          43          (304)      (1,514)
Income tax provision (benefit) ..............       (128)         25         115          --             12
                                                --------    --------    --------      --------     --------
Net income (loss) ...........................   $ (1,526)   $    376    $    (72)     $   (304)    $ (1,526)
                                                ========    ========    ========      ========     ========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (In Thousands)


                                                                               Non-
                                                      Parent    Guarantors  Guarantors   Eliminations   Consolidated
                                                     --------   ----------  ----------   ------------   ------------
 Revenues:
      Rental income ..............................   $ 25,722    $  3,356    $  3,697      $   --        $ 32,775
      Sales of products and services .............     18,407         528       4,215          --          23,150
      Underbalanced drilling services ............       --         7,338       8,536          --          15,874
                                                     --------    --------    --------      --------      --------
                                                       44,129      11,222      16,448          --          71,799

Cost and expenses:
      Cost of rentals ............................     19,918       3,189       3,434           (94)       26,447
      Cost of products and services ..............     11,221          58       2,910          --          14,189
      Cost of underbalanced drilling services ....       --         4,320       6,819          --          11,139
      Selling, general and administrative ........     10,882       3,494       3,761          (211)       17,926
      Non-cash compensation ......................        471        --          --            --             471
      Research and development ...................        137        --            67          --             204
                                                     --------    --------    --------      --------      --------
                                                       42,629      11,061      16,991          (305)       70,376
                                                     --------    --------    --------      --------      --------
Operating income (loss)...........................      1,500         161        (543)          305         1,423
Other (income) expense:
      Interest income ............................     (2,143)          5         (26)         --          (2,164)
      Interest expense ...........................     10,821          39         170          --          11,030
      Equity in subsidiaries, net of taxes .......      1,631        --          --          (1,631)         --
      Other, net .................................        (17)       (245)        170           305           213
                                                     --------    --------    --------      --------      --------
Income (loss) before taxes .......................     (8,792)        362        (857)        1,631        (7,656)
Income tax provision .............................        623         304         831          --           1,758
                                                     --------    --------    --------      --------      --------
Net income (loss) before extraordinary item ......     (9,415)         58      (1,688)        1,631        (9,414)
Extraordinary item ...............................    (17,579)       --          --            --         (17,579)
                                                     --------    --------    --------      --------      --------
Net income (loss) ................................   $(26,994)   $     58    $ (1,688)     $  1,631      $(26,993)
                                                     ========    ========    ========      ========      ========



                            See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (In Thousands)

                                                                              Non-
                                                      Parent    Guarantors  Guarantors   Eliminations   Consolidated
                                                     --------   ----------  ----------   ------------   ------------
Revenues:
      Rental income ..............................   $ 19,210    $  3,144    $  3,619      $   --        $ 25,973
      Sales of products and services .............      6,606         923         847          --           8,376
      Underbalanced drilling services ............        --           36         688          --             724
                                                     --------    --------    --------      --------      --------
                                                       25,816       4,103       5,154          --          35,073

Cost and expenses:
      Cost of rentals ............................     13,589       2,878       4,487        (1,618)       19,336
      Cost of products and services ..............      4,171          85         194          --           4,450
      Cost of underbalanced drilling services ....        --           23         437          --             460
      Selling, general and administrative ........      4,998         631         660          (148)        6,141
      Reorganization costs .......................      1,797        --          --            --           1,797
      Non-cash compensation ......................      3,285        --          --            --           3,285
      Research and development ...................        413        --          --            --             413
                                                     --------    --------    --------      --------      --------
                                                       28,253       3,617       5,778        (1,766)       35,882
                                                     --------    --------    --------      --------      --------
Operating income (loss)...........................     (2,437)        486        (624)        1,766          (809)
Other (income) expense:
      Interest income ............................       (320)        (10)       --            --            (330)
      Interest expense ...........................        340           4        --            --             344
      Equity in subsidiaries, net of taxes .......       (331)       --          --             331          --
      Other, net .................................       (667)       (526)       (245)        1,766           328
                                                     --------    --------    --------      --------      --------
Income (loss) before taxes .......................     (1,459)      1,018        (379)         (331)       (1,151)
Income tax provision (benefit) ...................       (154)         86         222          --             154
                                                     --------    --------    --------      --------      --------
Net income (loss) ................................   $ (1,305)   $    932    $   (601)     $   (331)     $ (1,305)
                                                     ========    ========    ========      ========      ========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (In Thousands)


                                                                                     Non-
                                                           Parent      Guarantors  Guarantors  Eliminations  Consolidated
                                                          --------     ----------  ----------  ------------  ------------
OPERATING ACTIVITIES:
Net income (loss) .....................................   $ (26,993)   $      58    $  (1,689)   $   1,631     $ (26,993)
Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
        operating activities:
      Equity in earnings of subsidiaries ..............       1,631         --           --         (1,631)         --
      Depreciation and amortization ...................       5,333        4,060        1,634         --          11,027
      Deferred income taxes ...........................        (124)         123            1         --            --
      Write-off unamortized debt issuance costs .......       4,929         --           --           --           4,929
      Provision for doubtful accounts .................         166           17           15         --             198
      Provision for stock awards ......................         471         --           --           --             471
      (Gain) loss on sale and disposition of
           property and equipment .....................         (25)        --              3         --             (22)
      Changes in operating assets and liabilities
           (net of the effects of acquisitions):
           Accounts receivable - trade ................        (944)      (1,408)       2,193         --            (157)
           Accounts receivable from/payable to
                officer and affiliates ................      (9,758)       7,069        2,201         --            (488)
           Prepaid expenses and other .................      (4,519)      (1,466)         (81)        --          (6,066)
           Accounts payable and accrued liabilities ...       5,287         (447)       2,742         --           7,582
           Income taxes payable .......................         508          177          280         --             965
                                                          ---------    ---------    ---------    ---------     ---------
Net cash provided by (used in) operating activities ...     (24,036)       8,183        7,299         --          (8,554)

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory ....     (23,756)      (4,621)      (4,902)        --         (33,279)
Inventory transferred to cost of rentals ..............       2,866        1,014          417         --           4,297
Revenue-producing tools lost in hole, abandoned,
      and sold ........................................       2,670       (1,377)        (135)        --           1,158
Additions to property and equipment ...................      (1,705)        (293)      (1,514)        --          (3,512)
Proceeds from sale of property and equipment ..........          40         --           --           --              40
Acquisitions ..........................................     (73,518)      (3,519)        --           --         (77,037)
                                                          ---------    ---------    ---------    ---------     ---------
Net cash used in investing activities .................     (93,403)      (8,796)      (6,134)        --        (108,333)

FINANCING ACTIVITIES:
Proceeds from the issuance of Senior Notes ............     268,125         --           --           --         268,125
Payments on outstanding debt ..........................    (120,864)         (87)        (797)        --        (121,748)
                                                          ---------    ---------    ---------    ---------     ---------
Net cash provided by (used in) financing activities ...     147,261          (87)        (797)        --         146,377
                                                          ---------    ---------    ---------    ---------     ---------
Effect of foreign exchange rate changes on cash .......        --           --           (427)        --            (427)
                                                          ---------    ---------    ---------    ---------     ---------
Increase (decrease) in cash and cash equivalents ......      29,822         (700)         (59)        --          29,063
Cash and cash equivalents at beginning of period ......      56,673          859        2,305         --          59,837
                                                          ---------    ---------    ---------    ---------     ---------
Cash and cash equivalents at end of period ............   $  86,495    $     159    $   2,246    $    --       $  88,900
                                                          =========    =========    =========    =========     =========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (In Thousands)


                                                                                       Non-
                                                            Parent     Guarantors    Guarantors  Eliminations  Consolidated
                                                            ------     ----------    ----------  ------------  ------------
OPERATING ACTIVITIES:

Net income (loss) .....................................    $ (1,305)    $  1,183     $   (852)    $   (331)     $ (1,305)
Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
        operating activities:
      Equity in earnings of subsidiaries ..............        (331)        --           --            331          --
      Depreciation and amortization ...................       2,793          793           64         --           3,650
      Deferred income taxes ...........................      (1,278)        --           --           --          (1,278)
      Provision for doubtful accounts .................         121           16           22         --             159
      Provision for stock awards ......................       3,285         --           --           --           3,285
      Loss on sale and disposition of
           property and equipment .....................         172         --           --           --             172
      Changes in operating assets and liabilities
           (net of the effects of acquisitions):
           Accounts receivable - trade ................          31         (174)         347         --             204
           Accounts receivable from/payable to
                officers and affiliates ...............       7,189       (1,612)        (354)        --           5,223
           Prepaid expenses and other .................        (162)         385           51         --             274
           Accounts payable and accrued liabilities ...        (492)        (273)         190         --            (575)
           Income taxes payable .......................         905           44          236         --           1,185
                                                           --------     --------     --------     --------      --------
Net cash provided by (used in) operating activities ...      10,928          362         (296)        --          10,994

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory ....      (7,567)      (1,093)        (896)        --          (9,556)
Inventory transferred to cost of rentals ..............       1,681          727          580         --           2,988
Revenue-producing tools lost in hole, abandoned,
      and sold ........................................       1,241         (278)        --           --             963
Additions to property and equipment ...................        (299)         (45)         (18)        --            (362)
Proceeds from sale of property and equipment ..........         567            6          (56)        --             517
Acquisitions ..........................................     (48,651)        --           --           --         (48,651)
                                                           --------     --------     --------     --------      --------
Net cash used in investing activities .................     (53,028)        (683)        (390)        --         (54,101)

FINANCING ACTIVITIES:
Net proceeds from the issuance of  debt ...............      39,000         --           --           --          39,000
Payments on outstanding debt ..........................        (855)        --           --           --            (855)
Purchase of treasury stock ............................      (1,047)        --           --           --          (1,047)
                                                           --------     --------     --------     --------      --------
Net cash provided by financing activities .............      37,098         --           --           --          37,098
                                                           --------     --------     --------     --------      --------
Decrease in cash and cash equivalents .................      (5,002)        (321)        (686)        --          (6,009)
Cash and cash equivalents at beginning of period ......      10,814          553          190         --          11,557
                                                           --------     --------     --------     --------      --------
Cash and cash equivalents at end of period ............    $  5,812     $    232     $   (496)    $   --        $  5,548
                                                           ========     ========     ========     ========      ========




                             See accompanying notes.

                           DAILEY INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include, but are not limited to, future capital expenditure and information systems plans, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oilfield services industry, including demand for the Company's drilling services and downhole tools, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Managements's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified below and in the Company's Transition Report on Form 10-K for the period ended December 31, 1997. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

         Among the factors that may have a direct bearing on the Company's results of operations and the oilfield services industry in which it operates are changes in the price of oil and natural gas; the impact of competitive products and pricing; the presence of competitors with greater financial resources; product demand and acceptance risks, including product obsolescence risks with respect to its downhole tools and directional drilling technology; risks associated with the ADI Acquisition, the DWS/DAMCO Acquisition, the IDS Acquisition, and the Transocean Acquisition, including failure to successfully manage the Company's growth and integrate the operations acquired in such acquisitions; the Company's substantial leverage following its recent offering of senior notes; typical operating risks inherent in the oilfield services industry, including risks of environmental liability; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools including those acquired in the Company's recent acquisitions; worldwide political stability and economic growth and other risks associated with international operations, including foreign exchange and other currency risks; and the Company's successful execution of internal operating plans, including the ability of the Company to streamline and reorganize operations in light of current market conditions to bring its cost structure in line with current industry conditions, as well as regulatory uncertainties and legal proceedings.

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

         During 1996 and much of 1997, including the three and six months ended June 30, 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. This trend benefited the Company and its results during the three and six months ended June 30, 1997. Beginning in late 1997, the worldwide price of oil has declined significantly and prices for natural gas have weakened slightly. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil continue to decline, the Company and others in the oil field services industry have begun to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. During the second quarter of 1998, such economic and industry conditions put significant downward pressure on the Company's air drilling operations, in particular in Indonesia, Venezuela, Bolivia and Colombia where depressed economic conditions caused demand for the Company's air drilling services during the second quarter to drop significantly in such markets, and to a lesser extent, Canada, where demand for the Company's air drilling services were slow to recover from the seasonal winter slowdown. Demand for the Company's other products and services, although depressed compared to levels experienced during 1997, remained steady compared to the first quarter of 1998, although a continuation of depressed oil and gas prices could further negatively impact the Company's future revenues from such products and services if the Company's customers further reduce oil and gas exploration and workover activities.

         Issuance of Senior Notes. On February 13, 1998, the Company issued $275 million principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes due 2007 (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's credit facility. The remaining net proceeds were used to fund the acquisitions of IDS and Transocean's directional drilling business and will be utilized to fund capital expenditures, to fund future acquisitions and for general and working capital purposes. The Company is currently investing the net proceeds in temporary short-term investments. The Senior Notes significantly increased the Company's debt levels and will result in annualized interest payments of approximately $26.1 million per year. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of $17.6 million representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

         Transocean Acquisition. In July 1998, the Company acquired (the "Transocean Acquisition") substantially all of the assets of the directional drilling business of Transocean Petroleum Technology Limited ("Transocean") for $10 million in cash, utilizing a portion of the proceeds from the Senior Notes offering. As a result of the Transocean Acquisition, the Company expanded its directional drilling services to the North Sea. The Transocean Acquisition will be accounted for utilizing the purchase method of accounting, and accordingly, activities from the assets acquired in the Transocean Acquisition will be included in the Company's results beginning in the third quarter of 1998.

         IDS Acquisition. Utilizing a portion of the proceeds from the issuance of the Senior Notes, the Company acquired the outstanding capital stock of IDS in March 1998 for approximately $11.9 million in cash and 1,064,600 shares of Class A Common Stock, plus assumption or repayment of debt of approximately $6.5 million. As a result of the IDS Acquisition, the Company acquired key technologies, including a resistivity tool for LWD equipment that is compatible with Dailey's MWD equipment. The Company believes that the addition of LWD technology to its MWD equipment will allow the Company to offer more fully integrated directional drilling services. At present, the Company is in the process of integrating IDS operations and instituting production of IDS products, which is not expected to be fully complete for several quarters. As a result of the IDS Acquisition, which has been accounted for under the purchase method of accounting, the Company initially recorded approximately $16.6 million in goodwill, representing the excess of the purchase price over the estimated fair market value of the IDS assets, which will be amortized over 25 years and result in additional annual amortization expense of $664,000. Since the goodwill associated with the IDS Acquisition will not be deductible for tax purposes, the effective tax rate on Dailey's financial statements will increase as a result of the acquisition. As discussed in Note 3 to the Company's unaudited consolidated financial statements, in July 1998, the Company paid an additional purchase consideration in connection with the resolution of certain contingencies involving the IDS acquisition.

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

         The ADI Acquisition was accounted for under the purchase method of accounting. As a result, the operations of ADI following June 20, 1997 are reflected in Dailey's historical operations and the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. Dailey recorded goodwill of approximately $21.1 million relating to the excess of the purchase price paid for the assets over their fair market value, which is being amortized over 20 years and is resulting in approximately $1.1 million in annualized amortization expense. Since the goodwill associated with the ADI Acquisition is not amortized for tax purposes, the effective tax rate shown on Dailey's financial statements has increased significantly as a result of the ADI Acquisition.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

         Rental Income. Rental income for the three months ended June 30, 1998 was $17.1 million, compared to $13.9 million for the same three months last year. In the current quarter, rental income included $1.1 million from IDS' which was acquired at the end of the first quarter of 1998. Excluding IDS revenues, rental revenue increased 15% from the same three months last year. Expansion of directional drilling operations into the U.S. mid-continent region during the second and third quarters of 1997 resulted in a $1.7 million increase in rental income during the second quarter of 1998 compared to the second quarter of 1997. Internationally, rental income increased $478,000 during the second quarter of 1998 compared to the second quarter of 1997 as a result of increased demand for downhole tools primarily in Saudi Arabia and the Far East, partially offset by decreased downhole and directional rental revenue in Venezuela due to a decrease in drilling activity in that region during the second quarter of 1998.

         Sales of Products and Services. Sales of products and services for the three months ended June 30, 1998 were $11.4 million compared to $4.3 million for the same three months last year. Excluding revenues associated with ADI and DWS/DAMCO of $6.7 million, revenues increased 11% due primarily to increased revenue from domestic directional services of $668,000 during the second quarter of 1998 compared to the second quarter of 1997.

         Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the three months ended June 30, 1998 was $5.3 million compared to $724,000 for the three months ended June 30, 1997 resulting from the acquisition of ADI on June 20, 1997. As discussed above under "Industry Conditions", economic and industry conditions during the second quarter of 1998 put significant downward pressure on ADI's results of operations. As a result, underbalanced drilling revenues during the second quarter of 1998 decreased by $5.3 million compared to the first quarter of 1998.

         Cost of Rentals. Cost of rentals for the three months ended June 30, 1998 was $14.3 million, compared to $10.1 million for the same three months last year. In the current quarter, cost of rentals included $1.1 million from IDS. Excluding IDS, margins decreased from 28% for the three months ended June 30, 1997 to 18% for the three months ended June 30, 1998, primarily due to increased depreciation expense related to an increase in directional rental products and to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region and in Saudi Arabia during third quarter of 1997. In addition, margins were unfavorably impacted by the increased use of third party tools (which typically generate lower margins) as a result of expansion into new applications for the Company's directional drilling services, increased commission expense due to an increase in rental revenue in regions where the Company utilizes third-party agents and increased rate of consumption of tools, parts and supplies.

         Cost of Products and Services. Cost of products and services for the three months ended June 30, 1998 was $7.0 million, which represented a $4.7 million increase from the three months ended June 30, 1997. Excluding costs associated with ADI and DWS/DAMCO of $3.6 million, costs increased $1.2 million. The margin on sales of products and services for the three months ended June 30, 1998, excluding the impact of ADI and DWS/DAMCO, decreased to 27% from 46% for the same three months last year primarily due to the hiring of additional directional drillers and MWD technicians combined with increased salaries and other costs to retain qualified personnel in those positions. In addition, margins during the second quarter of 1998 declined 6% compared to margins during the first quarter of 1998. The Company currently has implemented and is exploring additional cost saving strategies to adjust the Company's cost structure to current industry conditions.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the three months ended June 30, 1998 was $4.4 million compared to $460,000 for the three months ended June 30, 1997 resulting from the acquisition of ADI on June 20, 1997. Margins on underbalanced drilling revenues during the second quarter of 1998 were 18%, compared to 36% during the first quarter of 1998. This decrease is primarily a result of decreased underbalanced drilling revenues during the second quarter of 1998 compared to the first quarter of 1998. In connection with its review of cost saving strategies in connection with its other operations, the Company is reviewing ways to adjust its cost structure with respect to underbalanced drilling operations to current industry conditions.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 1998 were $9.7 million, compared to $3.3 million for the same three months last year. Excluding costs associated with ADI, DWS/DAMCO and IDS of $5.3 million, costs increased by $1.3 million during the second quarter of 1998 compared to the second quarter of 1997 primarily as a result of increased personnel and executive and other compensation, increased costs related to business expansion and development activity and increased costs related to an evaluation of an enterprise-wide computer system. The Company currently is exploring cost saving strategies in order to reduce the level of overhead to adjust the Company's cost structure to current industry conditions.

         Non-cash Compensation. Non-cash compensation for the three months ended June 30, 1998 was $286,000 which was primarily related to restricted stock that had been granted to certain executive officers of the Company on October 7, 1997 in connection with the 1997 Long-Term Incentive Plan, compared to $2.2 million for the same period last year related to the vesting of prior grants.

         Interest Income. Interest income for the three months ended June 30, 1998 was $1.2 million compared to $178,000 for the same three months last year. This increase in interest income was the result of interest earned on temporary, short term investments utilizing excess funds from the issuance of the $275 million 9 1/2% Senior Notes.

         Interest Expense. Interest expense for the three months ended June 30, 1998 was $6.5 million compared to $194,000 for the same three months last year. This increase was due to interest on the $275 million 9 1/2% Senior Notes.

         Income Tax Provision. Income tax expense for the three months ended June 30, 1998 was $298,000, an increase from $12,000 for the same three months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Rental Income. Rental income for the six months ended June 30, 1998 was $32.8 million , an increase of 26% from $26.0 million for the same six months last year. The current period includes revenues of $1.1 million from IDS, which was acquired at the end of the first quarter 1998. Exclusive of IDS, rental revenues increased 22% from the same period last year. This increase in revenue was due to increased utilization of directional rental products, which was favorably impacted by a 3% increase in the average domestic rig count during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 and the expansion of directional drilling operations into the U.S.
mid-continent region, resulting in a $4.7 million increase in rental income. Internationally, rental income increased $1.7 million as a result of increased demand for downhole tools during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily in Saudi Arabia and the Far East. These increases were partially offset by decreased directional revenues in Venezuela of $648,000 due to decreased drilling activity.

         Sales of Products and Services. Sales of products and services for the six months ended June 30, 1998 were $23.2 million compared to $8.4 million for the same six months last year. Excluding revenues associated with ADI and DWS/DAMCO of $13.0 million, revenues increased 21% due to an increase in tools-lost-in-hole revenues of $658,000 and increased revenue from domestic directional services of $1.2 million.

         Underbalanced Drilling Services. Underbalanced drilling services revenue for the six months ended June 30, 1998 was $15.9 million compared to $724,000 for the same six months last year resulting from the acquisition of ADI on June 20, 1997.

         Cost of Rentals. Cost of rentals for the six months ended June 30, 1998 was $26.4 million, an increase of 37% from $19.3 million for the same six months last year. Excluding costs associated with IDS of $1.1 million, costs increased 31%. Margins, exclusive of IDS, decreased from 26% for the six months ended June 30, 1997 to 20% for the six months ended June 30, 1998, primarily due to increased depreciation expense related to the increase in directional rental products and an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region. In addition, the margins were unfavorably impacted by the increased use of third party tools which typically generated lower margins as a result of expansion into new applications for the Company's directional drilling services.

         Cost of Products and Services. Cost of products and services for the six months ended June 30, 1998 was $14.2 million, which was a $9.7 million increase from the same six months last year. Excluding costs associated with ADI and DWS/DAMCO of $7.1 million, costs increased $2.6 million. The margin on sales of products and services for the six months ended June 30, 1998, excluding the impact of ADI and DWS/DAMCO, decreased to 30% from 47% for the same six months last year primarily due to the hiring of additional directional drillers and MWD technicians combined with increased costs to retain qualified personnel in those positions.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the six months ended June 30, 1998 was $11.1 million compared to $460,000 for the same six months last year resulting from the acquisition of ADI on June 20, 1997.

         Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 1998 were $17.9 million, compared to $6.1 million for the same six months last year. Excluding costs associated with ADI, DWS/DAMCO and IDS of $9.3 million, costs increased by $2.7 million primarily as a result of increased personnel and executive and other compensation, increased costs related to business expansion and development activity and increased costs related to an evaluation of an enterprise-wide computer system.

         Non-cash Compensation. Non-cash compensation for the six months ended June 30, 1998 was $471,000 which was primarily related to restricted stock granted to certain executive officers of the Company on October 7, 1997 in connection with the 1997 Long-Term Incentive Plan, compared to $3.3 million for the same period last year related to the vesting of prior grants.

         Interest Income. Interest income for the six months ended June 30, 1998 was $2.2 million compared to $330,000 for the same six months last year. This increase in interest income was the result of interest earned on temporary, short term investments utilizing excess funds from the issuance of the $115 million 9 3/4% Senior Notes through mid-February and the 9 1/2% Senior Notes from that date forward.

         Interest Expense. Interest expense for the six months ended June 30, 1998 was $11.0 million compared to $344,000 for the same six months last year. This increase was due to the interest on the $115 million 9 3/4% Senior Notes through mid-February and the $275 million 9 1/2% Senior Notes from that date forward.

         Income Tax Provision. Income tax expense for the six months ended June 30, 1998 was $1.8 million, an increase from $154,000 for the same six months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

         Extraordinary Item. As a result of the repurchase of the $115 million 9 3/4% Senior Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million, representing the excess of the purchase price for the notes over the carrying value on the date of the repurchase.

LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. Cash used in operating activities was $8.6 million during the six months ended June 30, 1998. The primary source of cash was the net proceeds from the issuance of debt of $268.1 million. Principal uses of cash were to fund acquisitions (net of cash acquired) of $77.0 million, repay outstanding debt of $121.7 million, and fund capital expenditures of $32.5 million. During the past several years, working capital requirements have been funded through cash generated from operations, additional borrowings, credit facilities, asset sales and proceeds from equity and debt offerings.

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

         Capital Expenditures. Capital expenditures of approximately $32.5 million were made during the six months ended June 30, 1998. Of this amount, $29.0 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. The Company currently has budgeted capital expenditures for the remainder of 1998 of $12.5 million. The level of additional capital expenditures beyond 1998 will be determined based upon a variety of factors, including the Company's assessment of future demand for its products and services, the level of cash flow being generated by the Company's operations and the success of the Company's plans for streamlining and reorganizing operations to current industry conditions and the level of funds necessary to service the Company's debt burden. The Company believes that utilizing a portion of the proceeds from the Senior Notes and cash flow from operations will be sufficient to fund its planned capital expenditures for 1998 and its debt service requirements for at least the next 12 months. In addition, as part of its business strategy, the Company will continue to analyze potential acquisitions of complementary businesses and assets in light of current industry conditions. The Company expects to fund any future acquisitions utilizing a portion of the proceeds from the Senior Notes.

IMPACT OF YEAR 2000

         Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company is currently in the process of converting its information systems as part of a total business knowledge management process conversion, which will include all operating systems, for a total estimated cost of approximately $3.5 million. The system conversion is estimated to be completed no later than June 30, 1999. The greatest Year 2000 compliance risk is that the system conversion will be delayed beyond the anticipated completion date, and the severe shortage of qualified information systems personnel, both internally and externally, could affect compliance efforts. The Company believes that with conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

         The estimated cost and the anticipated date of the system implementation are based on management's best estimates; however, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the company's Annual Meeting of Stockholders held on June 2, 1998, the following matters were voted upon:

                                       Votes "For"      Votes "Against"      Votes "Abstaining"
Class II      John W. Sinders          39,132,101            23,946
Directors     Al Kite                  39,132,101            23,946

Ratification of Ernst & Young LLP
as the Company's independent
auditors.                              39,133,251            21,796                1,000

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         27       Financial Data Schedule

         (b)  Reports on Form 8-K

                  None

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DAILEY INTERNATIONAL INC.
                                                  ------------------------------
                                                         (Registrant)



Date:   August 14, 1998                           */s/David T. Tighe
                                                  ------------------------------
                                                  David T. Tighe
                                                  Senior Vice President &
                                                  Chief Financial Officer
                                                       and authorized to sign on
                                                       behalf of the Registrant


*  Also signing on behalf of the Additional Registrants.

                               INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION
----------        -----------

    27            Financial Data Schedule