Form 10-Q
period 1998-09-30
DAILEY INTERNATIONAL INC
filed 1998-11-17
CIK 1015360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-11963
                        ---------

                            Dailey International Inc.
-------------------------------------------------------------------------------
           (See table of additional Registrants on the following page)
                    (Exact Name of Registrant in its Charter)

           Delaware                                            76-0503351
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

    2507 North Frazier, Conroe, Texas                            77303
-------------------------------------------------------------------------------
(Address of Principal Executive Officers)                      (Zip Code)

                                  281/350/3399
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Number of shares outstanding of issuer's Class A Common Stock as of October 31, 1998 was 5,135,504. The Company has 5,000,000 shares of Class B Common Stock Outstanding.

                         TABLE OF ADDITIONAL REGISTRANTS


                                                                                                            ADDRESS, INCLUDING
                                                                                                              ZIP CODE, AND
                                                                                                            TELEPHONE NUMBER,
                                                   STATE OR                                                   INCLUDING AREA
                                                     OTHER         PRIMARY STANDARD                              CODE OF
                                                 JURISDICTION         INDUSTRIAL              IRS              REGISTRANTS
                                                      OF            IDENTIFICATION       EMPLOYER ID       PRINCIPAL EXECUTIVE
                                                INCORPORATION         CODE NO                 NO.                OFFICES
                                                -------------      ----------------     --------------     --------------------

Dailey Energy Services, Inc...............         Delaware             8999              76-0066576                 *
Dailey International Sales Corporation....         Delaware             8999              74-1869524                 *
Colombia Petroleum Services Corp..........         Delaware             8999              76-0074604                 *
International  Petroleum  Services, Inc...         Delaware             8999              76-0084387                 *
Dailey Environmental Remediation
   Technologies, Inc......................          Texas               8999              76-0276940                 *
Dailey Worldwide Services, Corp...........          Texas               8999              76-0477660                 *
Air Drilling International, Inc...........         Delaware             1380              84-1305964                 *
Air Drilling Services, Inc................         Wyoming              1380              83-0181069                 *



--------------
*  2507 North Frazier, Conroe, Texas 77303, telephone (281) 350-3399.

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

                            DAILEY INTERNATIONAL INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


    PART I.   FINANCIAL INFORMATION                                                                                PAGE NO.

    Item 1.   Financial Statements (unaudited)
       Consolidated balance sheets - September 30, 1998 and December 31, 1997                                             1
       Consolidated statements of operations - Three and nine months ended September 30, 1998 and 1997                    2
       Consolidated statements of cash flows - Nine months ended September 30, 1998 and 1997                              3
       Notes to consolidated financial statements - September 30, 1998                                               4 - 14

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations
                                                                                                                    15 - 21

    PART II.   OTHER INFORMATION                                                                                         22

    Item 1.    Legal Proceedings
    Item 2.    Changes in Securities
    Item 3.    Defaults upon Senior Securities
    Item 4.    Submission of Matters to a Vote of Security Holders
    Item 5.    Other Information
    Item 6.    Exhibits and Reports on Form 8-K

    Signatures                                                                                                           23


                            DAILEY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                                 1998           1997
                                                                                              -----------    -----------
                                                                                              (UNAUDITED)

                                               ASSETS
            Current assets:
              Cash and cash equivalents ...................................................   $    44,368    $    59,837
              Accounts receivable, net ....................................................        38,833         34,601
              Other current assets ........................................................         4,954          2,769
                                                                                              -----------    -----------
                      Total current assets ................................................        88,155         97,207
            Revenue-producing tools and inventory, net ....................................       146,221         79,056
            Property and equipment, net ...................................................        14,851          8,181
            Accounts receivable from officer ..............................................            --            250
            Goodwill, net .................................................................        72,849         19,183
            Intangibles and other assets ..................................................        17,687          5,400
                                                                                              -----------    -----------
                      Total assets ........................................................   $   339,763    $   209,277
                                                                                              ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
              Accounts payable and accrued liabilities ....................................   $    20,462    $    23,804
              Accounts payable to affiliates ..............................................            12            483
              Income taxes payable ........................................................         4,541          2,417
              Current portion of long-term debt ...........................................         1,247            146
                                                                                              -----------    -----------
                      Total current liabilities ...........................................        26,262         26,850
            Long-term debt ................................................................       275,321        114,229
            Deferred income taxes .........................................................         6,018          1,238
            Other noncurrent liabilities ..................................................         1,769          1,559
            Commitments and contingencies .................................................            --             --
            Stockholders' equity:
              Preferred stock, $0.01 par value: 5,000,000
                shares authorized; none issued ............................................            --             --
              Common stock Class A, $0.01 par value: 20,000,000 shares
                      authorized; 5,703,655 and 4,627,598 issued and 5,135,504
                      and 4,483,598 outstanding at September 30, 1998 and
                      December 31, 1997, respectively;  Class B, $0.01 par value:
                      10,000,000 shares authorized; 5,000,000 shares issued
                      and outstanding at September 30, 1998 and December 31, 1997 .........           106             94
              Treasury stock (568,151 shares at September 30, 1998 and 144,000
                      shares at December 31, 1997) ........................................        (4,048)        (1,047)
              Paid-in capital .............................................................        52,332         41,335
              Foreign currency translation-accumulated comprehensive income ...............        (1,135)          (155)
              Retained earnings (deficit) .................................................       (16,862)        25,174
                                                                                              -----------    -----------
                      Total stockholders' equity ..........................................        30,393         65,401
                                                                                              -----------    -----------
                      Total liabilities and stockholders' equity ..........................   $   339,763    $   209,277
                                                                                              ===========    ===========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------   -------------------------------
                                                             1998            1997               1998            1997
                                                         ------------    ------------       ------------    ------------
Revenues:
  Rental income ......................................   $     14,872    $     15,417       $     47,647    $     41,390
  Sales of products and services .....................          8,522           6,344             31,672          14,720
  Underbalanced drilling services ....................          7,826           8,040             23,700           8,764
                                                         ------------    ------------       ------------    ------------
                                                               31,220          29,801            103,019          64,874
Costs and expenses:
  Cost of rentals ....................................         10,314           9,394             31,863          25,341
  Cost of products and services ......................          5,880           3,724             18,467           8,121
  Cost  of  underbalanced  drilling services .........          5,424           4,150             14,215           4,610
  Selling, general and administrative ................          8,552           5,262             24,625          11,198
  Depreciation and amortization ......................          6,559           3,157             17,260           6,804
  Reorganization costs ...............................          2,385             656              2,385           2,453
  Non-cash compensation ..............................            133              --                604           3,285
  Research and development ...........................            168              63                372             476
                                                         ------------    ------------       ------------    ------------
                                                               39,415          26,406            109,791          62,288
                                                         ------------    ------------       ------------    ------------
Operating income (loss) ..............................         (8,195)          3,395             (6,772)          2,586
Other (income) expense:
  Interest income ....................................           (690)           (424)            (2,854)           (754)
  Interest expense ...................................          6,778           1,984             17,808           2,328
  Other, net .........................................            265             201                478             529
                                                         ------------    ------------       ------------    ------------
Income (loss) before income taxes ....................        (14,548)          1,634            (22,204)            483
Income tax provision .................................            495             391              2,253             545
                                                         ------------    ------------       ------------    ------------
Income (loss) before extraordinary item ..............        (15,043)          1,243            (24,457)            (62)
Extraordinary item ...................................             --             --             (17,579)             --
                                                         ------------    ------------       ------------    ------------
Net income (loss) ....................................   $    (15,043)   $      1,243       $    (42,036)   $        (62)
                                                         ============    ============       ============    ============

Income (loss) per share before extraordinary item:
    Basic ............................................   $      (1.50)   $        .14       $      (2.50)   $       (.01)
                                                         ============    ============       ============    ============
    Diluted ..........................................   $      (1.50)   $        .13       $      (2.50)   $       (.01)
                                                         ============    ============       ============    ============
Income (loss) per share:
    Basic ............................................   $      (1.50)   $        .14       $      (4.30)   $       (.01)
                                                         ============    ============       ============    ============
    Diluted ..........................................   $      (1.50)   $        .13       $      (4.30)   $       (.01)
                                                         ============    ============       ============    ============
Weighted average shares outstanding:
    Basic ............................................     10,015,349       9,190,825          9,785,989       9,229,478
                                                         ============    ============       ============    ============
    Diluted ..........................................     10,015,349       9,255,885          9,785,989       9,229,478
                                                         ============    ============       ============    ============

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                             1998           1997
                                                                         -----------    -----------
OPERATING ACTIVITIES:
Net loss .............................................................   $   (42,036)   $       (62)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization ......................................        17,260          6,804
  Deferred income taxes ..............................................          (136)        (1,303)
  Write-off/amortization of debt issue costs .........................         5,479             60
  Provision for doubtful accounts ....................................           789            331
  Provision for stock awards .........................................         1,614          3,285
  (Gain)loss on sale and  disposition  of property and equipment .....          (139)           172
  Changes in operating assets and liabilities
     (net of the effects of acquisitions):
     Accounts receivable--trade ......................................         3,514         (9,808)
     Accounts receivable  from/payable to officers and affiliates ....          (221)         4,987
     Other assets and liabilities, net ...............................        (3,782)           345
     Accounts payable and accrued liabilities ........................        (2,800)         4,528
     Income taxes payable ............................................           871            708
                                                                         -----------    -----------
Net cash provided by (used in) operating activities ..................       (19,587)        10,047

INVESTING ACTIVITIES:
Additions to revenue-producing tools and inventory ...................       (44,155)       (20,735)
Inventory transferred to cost of rentals .............................         5,422          5,183
Revenue-producing  tools lost in hole, abandoned, and sold ...........         1,932          1,754
Additions to property and equipment ..................................        (6,146)          (543)
Proceeds from sale of property and equipment .........................           599            407
Acquisitions .........................................................       (91,167)       (48,976)
                                                                         -----------    -----------
Net cash used in investing activities ................................      (133,515)       (62,910)

FINANCING ACTIVITIES:
Net proceeds from the issuance of debt ...............................       268,125        159,653
Payments on outstanding debt .........................................      (126,490)       (52,918)
Financing costs ......................................................            --         (3,855)
Exercise of stock options ............................................            --            650
Purchase of treasury stock ...........................................        (3,100)        (1,047)
                                                                         -----------    -----------
Net cash provided by financing activities ............................       138,535        102,483
                                                                         -----------    -----------
Effect of foreign exchange rate changes on cash ......................          (902)           234
                                                                         -----------    -----------
Increase (decrease) in cash and cash equivalents .....................       (15,469)        49,854
Cash and cash equivalents at beginning of period .....................        59,837         11,557
                                                                         -----------    -----------
Cash and cash equivalents at end of period ...........................   $    44,368    $    61,411
                                                                         ===========    ===========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements include the accounts of Dailey International Inc. and its subsidiaries ("Dailey" or the "Company") and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998. Certain reclassifications have been made to the December 31, 1997 financial information to conform to the current period presentation.

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS No.
130). SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments to be included in comprehensive income. For the three months ended September 30, 1998 and 1997, the total comprehensive income (loss) was $(15,559) and $1,237, respectively. For the nine months ended September 30, 1998 and 1997, the total comprehensive loss was $43,016 and $68, respectively.

         Certain reclassifications having no effect on net income (loss) have been made to the 1997 financial statements to conform to the 1998 presentation.

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

         In July 1997, the Company changed its fiscal year end to December 31, effective December 31, 1997.

         The Company is an integrated supplier of specialty services and a provider of technologically-advanced downhole tools to the oil and gas industry on a worldwide basis. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. In June 1997, the Company acquired Air Drilling International, Inc. ("ADI" and the "ADI Acquisition") and, as a result, became a leading provider worldwide of air drilling services for underbalanced drilling applications. In January 1998, the Company acquired the operating assets and liabilities of Directional Wireline Services, Inc. ("DWS"), DAMCO Tong Services, Inc. and DAMCO Services, Inc. (collectively, "DAMCO", and with DWS, "DWS/DAMCO"), which are headquartered in Houma, Louisiana. DWS/DAMCO provides specialized drilling, workover, completion and production services to the Gulf of Mexico and Nigerian markets. In March 1998, the Company acquired Integrated Drilling Systems, Limited ("IDS"), which is headquartered in Aberdeen, Scotland. IDS manufactures directional drilling tools. In August 1998, the Company acquired substantially all of the assets of the directional drilling business of Transocean Petroleum Technology Limited ("Transocean") located in Aberdeen, Scotland.

         Effective July 14, 1998, the shareholders of Dailey's Class B Common Stock changed the structure under which they owned their Class B Common Stock through a reorganization whereby the shareholders contributed all of the stock in a company controlled by the shareholders (which company's assets consisted solely of 5,000,000 shares of Class B Common Stock of Dailey) to Dailey in exchange for 5,000,000 new shares of Dailey's Class B Common Stock. As a result of these transactions, Dailey acquired the net operating loss carryforward of the company, for which an offsetting allowance was provided. These transactions had no effect on Dailey's financial position or results of operation or number of outstanding shares of Class B Common Stock.

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

         IDS Acquisition. The Company acquired the outstanding capital stock of IDS on March 23, 1998 (with additional consideration paid in July 1998 in connection with the resolution of certain contingencies) for approximately $18.8 million in cash and 755,084 shares of Class A Common Stock, plus assumption of debt of approximately $6.5 million. The IDS Acquisition was accounted for under the purchase method of accounting. The assets and liabilities of IDS were recorded at their estimated fair market values as of the date of acquisition. The Company recorded approximately $19.7 million in goodwill, representing the excess of the purchase price over the estimated fair market value of the IDS assets, which will be amortized over 25 years and result in additional annual amortization expense of $788,000.

         Transocean Acquisition. In August 1998, the Company acquired substantially all of the assets of the directional drilling business of Transocean located in Aberdeen, Scotland for $10 million in cash. The Company assumed certain Transocean directional contracts and operations in the North Sea and Europe. The Transocean Acquisition was accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair market value as of the date of the acquisition. The Company recorded goodwill of $1.2 million relating to the excess of purchase price over the fair market value of the assets, which will be amortized over 25 years and result in approximately $48,000 in amortization expense per year.

         The pro forma unaudited results of operations for the nine months ended September 30, 1998 and 1997, assuming consummation of the purchase of ADI and DWS/DAMCO as of January 1, 1997, utilizing a portion of the proceeds from the issuance of the $275 million Senior Notes, are as follows:


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                1998                1997
                                                                             -----------         -----------
                                                                                      (IN THOUSANDS,
                                                                                   EXCEPT PER SHARE DATA)

Revenues ................................................................  $    101,627        $   100,167
Net loss before extraordinary item ......................................       (22,403)            (2,765)
Net loss ................................................................       (39,982)            (2,765)
Net loss before  extraordinary item per common share
       (basic and diluted) ..............................................         (2.29)             (0.30)
Net loss per common share (basic and diluted) ...........................         (4.09)             (0.30)


         The pro forma information for the nine months ended September 30, 1998 and 1997, includes adjustments for additional depreciation and amortization expense associated with the purchase price allocation using the respective lives for goodwill and an average life of seven years for fixed assets, increased interest expense for the additional borrowings as if they were incurred at the beginning of the period and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the acquisitions been effected on the assumed date or the results of operations for any future period. The IDS Acquisition and Transocean Acquisition were not significant acquisitions and have not been included in the pro forma unaudited results above.

4.       REORGANIZATION COSTS

         Reorganization costs incurred in 1998 were primarily related to the resignation of the former chief executive officer and to the consolidation of corporate leased facilities.

         In June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations. As a result, the Company incurred a $2.5 million restructuring charge during June 1997 associated primarily with staff reductions, severance settlements and various reorganization costs.

5.       REVENUE-PRODUCING TOOLS AND INVENTORY


                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1998           1997
                                                                            -----------    -----------
                                                                                   (IN THOUSANDS)

  Revenue-producing tools ...............................................   $   158,317    $    95,266
  Accumulated depreciation ..............................................       (49,219)       (37,284)
                                                                            -----------    -----------
                                                                                109,098         57,982
  Inventory:
        Components, subassemblies and expendable parts ..................        30,521         17,748
        Rental tools and expendable parts under production ..............         4,661          2,100
        Raw materials ...................................................         1,941          1,226
                                                                            -----------    -----------
                                                                                 37,123         21,074
                                                                            -----------    -----------
              Revenue-Producing Tools and Inventory .....................   $   146,221    $    79,056
                                                                            ===========    ===========


6.       STOCK OPTIONS AND AWARDS

         During the nine months ended September 30, 1998, the Company issued 347,500 options at a weighted average fair value and price of $5.50 in connection with existing stock option plans. Effective August 12, 1998, all options outstanding with employees which had an option price above $6.00 were repriced to $6.00. The options granted have a vesting period between one and three years from the date of grant.

         During the nine months ended September 30, 1998, the Company also granted 6,000 shares of restricted common stock at a fair value of $8.50 which vest over a four year period.


7.       BORROWING ARRANGEMENTS AND EXTRAORDINARY ITEM

         Long-term debt consisted of the following:


                                                 SEPTEMBER 30, DECEMBER 31,
                                                     1998         1997
                                                 ------------  -----------
                                                       (IN THOUSANDS)
9 1/2% Senior Notes ...........................   $  275,000   $       --
9 3/4% Senior Notes ...........................           --      114,223
Note payable to a bank ........................        1,521           --
Other notes payable ...........................           47          152
                                                  ----------   ----------
                                                     276,568      114,375
Less current portion of long-term debt.........        1,247          146
                                                  ----------   ----------
     Total long-term debt .....................   $  275,321   $  114,229
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

8.       INCOME TAXES

         Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

9.       CONSOLIDATING FINANCIAL STATEMENTS

         The $275 million 9 1/2% Senior Notes due 2008 issued on February 13, 1998 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of September 30, 1998 and December 31, 1997 and the related condensed consolidating statements of operations for the three and nine months ended September 30, 1998 and 1997 and condensed consolidating statements of cash flows for the nine months ended September 30, 1998 and 1997 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.


                            DAILEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                             ASSETS                                                     NON-
                                                           PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         ----------    ----------    ----------   ------------   ------------
Current assets:
      Cash and cash equivalents ......................   $   42,018    $      293    $    2,057    $       --    $   44,368
      Accounts receivable, net .......................       18,642         7,564        12,627            --        38,833
      Other current assets ...........................        2,365         1,370         1,219            --         4,954
                                                         ----------    ----------    ----------    ----------    ----------
            Total current assets .....................       63,025         9,227        15,903            --        88,155
      Revenue producing tools and
        inventory, net ...............................       77,417        43,304        25,500            --       146,221
      Property and equipment, net ....................        9,613         2,339         2,899            --        14,851
      Investments in subsidiaries ....................       71,281            35           (35)      (71,281)           --
      Goodwill, net ..................................       32,470        20,977        19,402            --        72,849
      Intangibles and other assets ...................       10,050         2,145         5,492            --        17,687
                                                         ----------    ----------    ----------    ----------    ----------
            Total assets .............................   $  263,856    $   78,027    $   69,161    $  (71,281)   $  339,763
                                                         ==========    ==========    ==========    ==========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities .......   $   13,047    $    3,835    $    3,580    $       --    $   20,462
      Accounts payable to affiliates .................      (56,016)       17,833        38,195            --            12
      Income taxes payable ...........................        1,799           452         2,290            --         4,541
      Current portion of long-term debt ..............           36             2         1,209            --         1,247
                                                         ----------    ----------    ----------    ----------    ----------
             Total current liabilities ...............      (41,134)       22,122        45,274            --        26,262
Long-term debt .......................................      275,010            35           276            --       275,321
Deferred income taxes ................................       (2,172)        3,811         4,379            --         6,018
Other noncurrent liabilities .........................          624           155           990            --         1,769
Stockholders' equity:
      Common stock ...................................          106             8         1,723        (1,731)          106
      Treasury stock .................................       (4,048)           --            --            --        (4,048)
      Paid in capital ................................       52,332        23,786        23,591       (47,377)       52,332
      Foreign currency translation-accumulated
         comprehensive income ........................           --            --        (1,135)           --        (1,135)
      Retained earnings (deficit) ....................      (16,862)       28,110        (5,937)      (22,173)      (16,862)
                                                         ----------    ----------    ----------    ----------    ----------
      Total stockholders' equity .....................       31,528        51,904        18,242       (71,281)       30,393
                                                         ----------    ----------    ----------    ----------    ----------
           Total liabilities and
              stockholders' equity ...................   $  263,856    $   78,027    $   69,161    $  (71,281)   $  339,763
                                                         ==========    ==========    ==========    ==========    ==========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                            NON-
                       ASSETS                                     PARENT     GUARANTORS  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                 ---------   ----------  ----------  ------------  ------------
Current assets:
      Cash and cash equivalents ..............................   $  56,672    $     860   $   2,305    $      --    $  59,837
      Accounts receivable, net ...............................      18,220        6,580       9,801           --       34,601
      Other current assets ...................................       1,318          601         850           --        2,769
                                                                 ---------    ---------   ---------    ---------    ---------
            Total current assets .............................      76,210        8,041      12,956           --       97,207
     Revenue  producing  tools and  inventory, net ...........      37,598       31,102      10,356           --       79,056
     Property and equipment, net .............................       5,880        1,786         515           --        8,181
     Investments in subsidiaries .............................      52,399           --          --      (52,399)          --
     Accounts receivable from officer ........................         250           --          --           --          250
     Goodwill, net ...........................................         803       18,157         223           --       19,183
     Intangibles and other assets ............................       5,095          146         159           --        5,400
                                                                 ---------    ---------   ---------    ---------    ---------
            Total assets .....................................   $ 178,235    $  59,232   $  24,209    $ (52,399)   $ 209,277
                                                                 =========    =========   =========    =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities ...............   $  16,270    $   4,726   $   2,808    $      --    $  23,804
      Accounts payable to affiliates .........................     (16,846)         835      16,494           --          483
      Income taxes payable ...................................       1,269          214         934           --        2,417
      Current portion of long-term debt ......................          47            2          97           --          146
                                                                 ---------    ---------   ---------    ---------    ---------
             Total current liabilities .......................         740        5,777      20,333           --       26,850
Long-term debt ...............................................     114,143           40          46           --      114,229
Deferred income taxes ........................................      (2,172)       1,595       1,815           --        1,238
Other noncurrent liabilities .................................         123          296       1,140           --        1,559
Stockholders' equity:
      Common stock ...........................................          94            8           5          (13)          94
      Treasury stock .........................................      (1,047)          --          --           --       (1,047)
      Paid in capital ........................................      41,335       23,786       3,895      (27,681)      41,335
      Foreign currency translation - accumulated
        comprehensive income .................................          --           --        (155)          --         (155)
      Retained earnings (deficit) ............................      25,019       27,730      (2,870)     (24,705)      25,174
                                                                 ---------    ---------   ---------    ---------    ---------
      Total stockholders' equity .............................      65,401       51,524         875      (52,399)      65,401
                                                                 ---------    ---------   ---------    ---------    ---------
            Total liabilities and
               stockholders' equity ..........................   $ 178,235    $  59,232   $  24,209    $ (52,399)   $ 209,277
                                                                 =========    =========   =========    =========    =========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      NON-
                                                          PARENT      GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                                         ---------    ----------   ----------   ------------ ------------
    Revenues:
         Rental income ...............................   $  10,789    $   2,010    $   2,073    $      --    $  14,872
         Sales of products and services ..............       5,787        1,368        1,367           --        8,522
         Underbalanced drilling services .............         251        3,582        3,993           --        7,826
                                                         ---------    ---------    ---------    ---------    ---------
                                                            16,827        6,960        7,433           --       31,220

   Cost and expenses:
         Cost of rentals .............................       8,316          809        1,222          (33)      10,314
         Cost of products and services ...............       4,152          774          954           --        5,880
         Cost of  underbalanced  drilling services ...         570        1,954        2,900           --        5,424
         Selling, general and administrative .........       5,092        1,222        2,302          (64)       8,552
         Depreciation and amortization ...............       3,460        1,918        1,181           --        6,559
         Reorganization costs ........................       2,385           --           --           --        2,385
         Non-cash compensation .......................         133           --           --           --          133
         Research and development ....................         101            1           66           --          168
                                                         ---------    ---------    ---------    ---------    ---------
                                                            24,209        6,678        8,625          (97)      39,415
                                                         ---------    ---------    ---------    ---------    ---------
   Operating income (loss) ...........................      (7,382)         282       (1,192)          97       (8,195)
   Other (income) expense:
         Interest income .............................        (666)          (5)         (19)          --         (690)
         Interest expense - nonaffiliates ............       6,616           18          144           --        6,778
         Equity in  subsidiaries,  net of taxes ......       1,223           --           --       (1,223)          --
         Other, net ..................................          25         (238)         381           97          265
                                                         ---------    ---------    ---------    ---------    ---------
   Income (loss) before taxes ........................     (14,580)         507       (1,698)       1,223      (14,548)
   Income tax provision (benefit) ....................         463          186         (154)          --          495
                                                         ---------    ---------    ---------    ---------    ---------
   Net income (loss) .................................   $ (15,043)   $     321    $  (1,544)   $   1,223    $ (15,043)
                                                         =========    =========    =========    =========    =========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  NON-
                                                      PARENT      GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                                     ---------    ----------   ----------   ------------ ------------
    Revenues:
          Rental income ..........................   $  11,768    $   1,861    $   1,788    $      --    $  15,417
          Sales of products and services .........       4,687          408        1,249           --        6,344
          Underbalanced drilling services ........          --        3,461        4,579           --        8,040
                                                     ---------    ---------    ---------    ---------    ---------
                                                        16,455        5,730        7,616           --       29,801

    Cost and expenses:
          Cost of rentals ........................       7,340          997        1,188         (131)       9,394
          Cost of products and services ..........       2,951           33          740           --        3,724
          Cost of underbalanced drilling
            services .............................          --        1,653        2,497           --        4,150
          Selling, general and administrative ....       2,923        1,384        1,118         (163)       5,262
          Depreciation and amortization cost .....       1,559        1,286          312           --        3,157
          Reorganization cost ....................         656           --           --           --          656
          Research and development ...............          63           --           --           --           63
                                                     ---------    ---------    ---------    ---------    ---------
                                                        15,492        5,353        5,855         (294)      26,406
                                                     ---------    ---------    ---------    ---------    ---------
    Operating income .............................         963          377        1,761          294        3,395
    Other (income) expense:
          Interest income ........................        (421)          (3)          --           --         (424)
          Interest expense .......................       1,945           23           16           --        1,984
          Equity in subsidiaries, net of tax .....      (1,824)          --           --        1,824           --
          Other, net .............................          82         (229)          54          294          201
                                                     ---------    ---------    ---------    ---------    ---------
    Income before taxes ..........................       1,181          586        1,691       (1,824)       1,634
    Income tax provision (benefit) ...............         (62)         224          229           --          391
                                                     ---------    ---------    ---------    ---------    ---------
    Net income ...................................   $   1,243   $     362     $   1,462    $  (1,824)   $   1,243
                                                     =========    =========    =========    =========    =========




                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        NON-
                                                              PARENT     GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                             ---------   ----------   ----------  ------------  ------------
        Revenues:
             Rental income ...............................   $  36,511    $   5,366    $   5,770    $      --    $  47,647
             Sales of products and services ..............      24,194        1,896        5,582           --       31,672
             Underbalanced drilling services .............         251       10,920       12,529           --       23,700
                                                             ---------    ---------    ---------    ---------    ---------
                                                                60,956       18,182       23,881           --      103,019

       Cost and expenses:
             Cost of rentals .............................      24,851        3,050        4,089         (127)      31,863
             Cost of products and services ...............      13,871          832        3,764           --       18,467
             Cost of underbalanced  drilling services ....         570        4,489        9,156           --       14,215
             Selling, general and administrative .........      15,017        4,179        5,704         (275)      24,625
             Depreciation and amortization ...............       9,302        5,188        2,770           --       17,260
             Reorganization costs ........................       2,385           --           --           --        2,385
             Non-cash compensation .......................         604           --           --           --          604
             Research and development ....................         238            1          133           --          372
                                                             ---------    ---------    ---------    ---------    ---------
                                                                66,838       17,739       25,616         (402)     109,791
                                                             ---------    ---------    ---------    ---------    ---------
       Operating income (loss) ...........................      (5,882)         443       (1,735)         402       (6,772)
       Other (income) expense:
             Interest income .............................      (2,809)          --          (45)          --       (2,854)
             Interest expense ............................      17,437           57          314           --       17,808
             Equity in subsidiaries, net of taxes ........       2,854           --           --       (2,854)          --
             Other, net ..................................           7         (483)         552          402          478
                                                             ---------    ---------    ---------    ---------    ---------
       Income (loss) before taxes ........................     (23,371)         869       (2,556)       2,854      (22,204)
       Income tax provision ..............................       1,086          490          677           --        2,253
                                                             ---------    ---------    ---------    ---------    ---------
       Net income (loss) before extraordinary item .......     (24,457)         379       (3,233)       2,854      (24,457)
       Extraordinary item ................................     (17,579)          --           --           --      (17,579)
                                                             ---------    ---------    ---------    ---------    ---------
       Net income (loss) .................................   $ (42,036)   $     379    $  (3,233)   $   2,854    $ (42,036)
                                                             =========    =========    =========    =========    =========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    NON-
                                                         PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                                       ---------    ----------   ----------   ------------ ------------
    Revenues:
          Rental income ............................   $  30,978    $   5,005    $   5,407    $      --    $  41,390
          Sales of products and services ...........      11,293        1,331        2,096           --       14,720
          Underbalanced drilling services ..........          --        4,185        4,579           --        8,764
                                                       ---------    ---------    ---------    ---------    ---------
                                                          42,271       10,521       12,082           --       64,874

    Cost and expenses:
          Cost of rentals ..........................      18,380        3,079        5,631       (1,749)      25,341
          Cost of products and services ............       7,069          118          934           --        8,121
          Cost of underbalanced drilling services ..          --        2,113        2,497           --        4,610
          Selling, general and administrative ......       7,735        2,015        1,759         (311)      11,198
          Depreciation and amortization ............       4,347        2,082          375           --        6,804
          Reorganization costs .....................       2,453           --           --           --        2,453
          Non-cash compensation ....................       3,285           --           --           --        3,285
          Research and development .................         476           --           --           --          476
                                                       ---------    ---------    ---------    ---------    ---------
                                                          43,745        9,407       11,196       (2,060)      62,288
                                                       ---------    ---------    ---------    ---------    ---------
    Operating income (loss) ........................      (1,474)       1,114          886        2,060        2,586
    Other (income) expense:
          Interest income ..........................        (741)         (13)          --           --         (754)
          Interest expense .........................       2,285           27           16           --        2,328
          Equity in subsidiaries, net of taxes .....      (2,155)          --           --        2,155           --
          Other, net ...............................        (585)        (755)        (191)       2,060          529
                                                       ---------    ---------    ---------    ---------    ---------
    Income (loss) before taxes .....................        (278)       1,855        1,061       (2,155)         483
    Income tax provision (benefit) .................        (216)         310          451           --          545
                                                       ---------    ---------    ---------    ---------    ---------
    Net income (loss) ..............................   $     (62)   $   1,545    $     610   $   (2,155)   $     (62)
                                                       =========    =========    =========    =========    =========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NON-
                                                                  PARENT      GUARANTORS   GUARANTORS   ELIMINATIONS CONSOLIDATED
                                                                 ---------    ----------   ----------   ------------ ------------
         OPERATING ACTIVITIES:
         Net income (loss) ...................................   $ (42,036)   $     379    $  (3,233)   $   2,854    $ (42,036)
         Adjustments to reconcile net income (loss) to net
              cash provided by (used in) operating activities:
               Equity in subsidiaries ........................       2,854           --           --       (2,854)          --
               Depreciation and amortization .................       9,302        5,188        2,770           --       17,260
               Deferred income taxes .........................        (123)         123         (136)          --         (136)
               Write-off/amortization of debt issue costs ....       5,479           --           --           --        5,479
               Provision for doubtful accounts ...............         334          436           19           --          789
               Provision for stock awards ....................       1,614           --           --           --        1,614
               (Gain) loss on sale and disposition of
                    property and equipment ...................          59            2         (200)          --         (139)
               Changes in operating assets and liabilities
                    (net of the effects of acquisitions):
                    Accounts receivable - trade ..............       6,713       (2,654)        (545)          --        3,514
                    Accounts receivable from/payable to
                       officer and affiliates.................     (33,118)      17,721       15,176           --         (221)
                    Prepaid expenses and other ...............      (3,473)      (1,437)       1,128           --       (3,782)
                    Accounts payable and accrued liabilities..      (4,251)        (383)       1,834           --       (2,800)
                    Income taxes payable .....................         504          140          227           --          871
                                                                 ---------    ---------    ---------    ---------    ---------
         Net cash provided by (used in) operating activities..     (56,142)      19,515       17,040           --      (19,587)

         INVESTING ACTIVITIES:
         Additions to revenue-producing tools and inventory ..     (33,254)      (5,184)      (5,717)          --      (44,155)
         Inventory transferred to cost of rentals ............       4,018          900          504           --        5,422
         Revenue-producing tools lost in hole,
            abandoned, and sold ..............................       3,819       (1,645)        (242)          --        1,932
         Additions to property and equipment .................      (3,951)        (413)      (1,782)          --       (6,146)
         Proceeds from sale of property and equipment ........         322          (91)         368           --          599
         Acquisitions ........................................     (73,518)     (13,519)      (4,130)          --      (91,167)
                                                                 ---------    ---------    ---------    ---------    ---------
         Net cash used in investing activities ...............    (102,564)     (19,952)     (10,999)          --     (133,515)

         FINANCING ACTIVITIES:
         Proceeds from the issuance of debt ..................     268,125           --           --           --      268,125
         Payments on outstanding debt ........................    (120,973)        (130)      (5,387)          --     (126,490)
         Purchase of treasury stock...........................      (3,100)          --           --           --       (3,100)
                                                                 ---------    ---------    ---------    ---------    ---------
         Net cash provided by (used in) financing activities..     144,052         (130)      (5,387)          --      138,535
                                                                 ---------    ---------    ---------    ---------    ---------
         Effect of foreign exchange rate changes on cash......          --           --         (902)          --         (902)
                                                                 ---------    ---------    ---------    ---------    ---------
         Decrease in cash and cash equivalents ...............     (14,654)        (567)        (248)          --      (15,469)
         Cash and cash equivalents at beginning of period ....      56,672          860        2,305           --       59,837
                                                                 ---------    ---------    ---------    ---------    ---------
         Cash and cash equivalents at end of period ..........   $  42,018    $     293    $   2,057    $      --    $  44,368
                                                                 =========    =========    =========    =========    =========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             NON-
                                                                    PARENT    GUARANTORS  GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                                   --------   ----------  ----------  ------------ ------------
         OPERATING ACTIVITIES:

         Net income (loss) .....................................   $    (62)   $  1,544    $    611   $  (2,155)   $    (62)
         Adjustments to reconcile net income (loss)
               to net cash provided by operating activities:
               Equity in subsidiaries ..........................     (2,155)         --          --       2,155          --
               Depreciation and amortization ...................      4,347       2,082         375          --       6,804
               Deferred income taxes ...........................     (1,303)         10         (10)         --      (1,303)
               Write-off/amortization of debt issue costs ......         60          --          --          --          60
               Provision for doubtful accounts .................        219          29          83          --         331
               Provision for stock awards ......................      3,285          --          --          --       3,285
               Loss on sale and disposition of
                    property and equipment .....................        172          --          --          --         172
               Changes in operating assets and liabilities
                    (net of the effects of acquisitions):
                    Accounts receivable - trade ................     (4,515)        167      (5,460)         --      (9,808)
                    Accounts receivable from/payable to
                         officers and affiliates................      1,266        (982)      4,703          --       4,987
                    Prepaid expenses and other .................        268         265        (188)         --         345
                    Accounts payable and accrued liabilities ...      3,397        (506)      1,637          --       4,528
                    Income taxes payable .......................        747         159        (198)         --         708
                                                                   --------    --------    --------    --------    --------
         Net cash provided by operating activities .............      5,726       2,768       1,553          --      10,047

         INVESTING ACTIVITIES:
         Additions to revenue-producing tools and inventory ....    (14,691)     (4,078)     (1,966)         --     (20,735)
         Inventory transferred to cost of rentals ..............      3,084       1,369         730          --       5,183
         Revenue-producing tools lost in hole, abandoned,
            and sold ...........................................      2,369        (578)        (37)         --       1,754
         Additions to property and equipment ...................       (431)        (79)        (33)         --        (543)
         Proceeds from sale of property and equipment ..........        441          22         (56)         --         407
         Acquisitions ..........................................    (48,976)         --          --          --     (48,976)
                                                                   --------    --------    --------    --------    --------
         Net cash used in investing activities .................    (58,204)     (3,344)     (1,362)         --     (62,910)

         FINANCING ACTIVITIES:
         Net proceeds from the issuance of  debt ...............    159,597          --          56          --     159,653
         Payments on outstanding debt ..........................    (52,865)        (28)        (25)         --     (52,918)
         Financing costs .......................................     (3,855)         --          --          --      (3,855)
         Exercise of stock options .............................        650          --          --          --         650
         Purchase of treasury stock ............................     (1,047)         --          --          --      (1,047)
                                                                   --------    --------    --------    --------    --------
         Net cash provided by (used in) financing activities ...    102,480         (28)         31          --     102,483
                                                                   --------    --------    --------    --------    --------
         Effect of foreign exchange rate changes on cash ......         --          271         (37)         --         234
                                                                   --------    --------    --------    --------    --------
         Increase (decrease) in cash and cash equivalents ......     50,002        (333)        185          --      49,854
         Cash and cash equivalents at beginning of period ......     10,814         553         190          --      11,557
                                                                   --------    --------    --------    --------    --------
         Cash and cash equivalents at end of period ............   $ 60,816    $    220    $    375    $     --    $ 61,411
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

         Among the factors that may have a direct bearing on the Company's results of operations and the oilfield services industry in which it operates are changes in the price of oil and natural gas; the impact of competitive products and pricing; the presence of competitors with greater financial resources; product demand and acceptance risks, including product obsolescence risks with respect to its downhole tools and directional drilling technology; risks associated with the DWS/DAMCO Acquisition, the IDS Acquisition, and the Transocean Acquisition, including failure to successfully manage the Company's growth and integrate the operations acquired in such acquisitions; the Company's substantial leverage following its recent offering of senior notes, including risks that available cash and cashflow from operations will be sufficient to cover future interest payments; ability of the Company to decrease certain costs despite certain unfavorable terms in employment agreements, leases, supply contracts, licenses and other agreements entered into by the Company; risks that the Company or its third party vendors will not be Year 2000 compliant in a timely manner; typical operating risks inherent in the oilfield services industry, including risks of environmental liability; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools including those acquired in the Company's recent acquisitions; worldwide political stability and economic growth and other risks associated with international operations, including foreign exchange and other currency risks; risk of failure to maintain listing of the Class A Common Stock on the Nasdaq National Market System, including failure to obtain listing on alternative markets; and the Company's successful execution of internal operating plans, including the ability of the Company to streamline and reorganize operations in light of current market conditions to bring its cost structure in line with current industry conditions, as well as regulatory uncertainties and legal proceedings.

         CHANGE IN FISCAL YEAR

         Effective December 31, 1997, the Company changed its fiscal year end to December 31 from April 30. The Company believes such a change allows the Company's stockholders and other investors to more easily compare the Company's operating results with those of other oil field services companies.

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

         During 1996 and much of 1997, including the three and nine months ended September 30, 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. This trend benefited the Company and its results during the three and nine months ended September 30, 1997. Beginning in late 1997, the worldwide price of oil declined significantly and prices for natural gas weakened. As prices for oil continue to decline, the Company and others in the oil field services industry have experienced a reduction in demand for their products and services, in particular products associated with exploration activity and oil production. During 1998, such economic and industry conditions put significant downward pressure on all of the Company's operations. As a result, the Company's revenues and operations during the three and nine months ended September 30, 1998 declined significantly from the comparable periods in 1997. Operations during the third quarter of 1998 also were adversely affected by work stoppages in the Gulf of Mexico for its products and services as a result of adverse weather conditions. Continued adverse industry conditions further weakened demand for the Company's products and services during the third quarter of 1998. In response to these adverse industry conditions, the Company is reviewing and implementing cost saving strategies to reduce its cost structure to bring it more in line with current industry conditions, including consolidating or eliminating operations and reducing personnel; however, there can be no assurance that such strategies will be successful and return the Company to profitability. In addition, the Company has retained Jeffries & Company to advise the Company on alternatives to enhance shareholder value, including acquisitions and/or divestitures of certain business lines, although there can be no assurance that such alternatives will be available to the Company, or can be pursued on terms favorable to the Company.

         Delisting of Securities. The Nasdaq National Market rules, which govern the listing of securities such as the Company's Class A Common Stock on the Nasdaq National Market System ("Nasdaq NMS"), require that the Company maintain a minimum bid price of $5.00 per share on its Class A Common Stock and a minimum market value for the Class A Common Stock's public float (i.e., securities not owned by officers, directors or 10% stockholders) of $15 million. Due to prevailing industry conditions, the market value of the Company's Class A Common Stock, (as well as securities of other oil service companies) has deteriorated, and, as a result, the Company no longer meets the Nasdaq NMS' standards with respect to minimum bid price or public float market value. The Nasdaq will delist the Company's Class A Common Stock if the Company does not take action to cure these deficiencies. The Company currently is reviewing the alternatives available to it in this regard but there can be no assurance that any realistic alternatives will be available to the Company that can be implemented in a timely manner to prevent delisting. The Company currently expects that it will be delisted from the Nasdaq NMS as early as mid to late December 1998 unless it is able to take actions to cure its current deficiencies. The Company currently is assessing its ability to arrange for its securities to be traded on other markets, including the American Stock Exchange and Nasdaq Small Rep Quotations System, but has not determined whether it can meet the listing standards for such markets. Any delisting, from the Nasdaq NMS without a suitable replacement market will have a material adverse affect on the liquidity of the Company's Class A Common Stock and potentially its market value.

         Issuance of Senior Notes. On February 13, 1998, the Company issued $275 million principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes due 2007 (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's credit facility. The remaining net proceeds were used to fund the acquisitions of IDS and Transocean's directional drilling business and will be utilized to fund capital expenditures, to fund future acquisitions and for general and working capital purposes. The Company is currently investing the remaining net proceeds in temporary short-term investments. The Senior Notes significantly increased the Company's debt levels and will result in annualized interest payments of approximately $26.1 million per year. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of $17.6 million representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

         Transocean Acquisition. In August 1998, the Company acquired substantially all of the assets of the directional drilling business of Transocean Petroleum Technology Limited ("Transocean") for $10 million in cash, utilizing a portion of the proceeds from the Senior Notes offering (the "Transocean Acquisition"). As a result of the Transocean Acquisition, the Company expanded its directional drilling services to the North Sea. The Transocean Acquisition was accounted for utilizing the purchase method of accounting. The assets and liabilities were recorded at their estimated fair market value as of the date of the acquisition. The Company recorded goodwill of $1.2 million relating to the excess of purchase price over the fair market value of the assets, which will be amortized over 25 years and result in approximately $48,000 in amortization expense per year. Activities from the assets acquired in the Transocean Acquisition were included in the Company's results beginning in the third quarter of 1998.

         IDS Acquisition. Utilizing a portion of the proceeds from the issuance of the Senior Notes, the Company acquired the outstanding capital stock of IDS in March 1998 for approximately $18.8 million in cash and 755,084 shares of Class A Common Stock, plus assumption or repayment of debt of approximately $6.5 million. As a result of the IDS Acquisition, the Company acquired key technologies, including a resistivity tool for LWD equipment that is compatible with Dailey's MWD equipment. The Company believes that the addition of LWD technology to its MWD equipment will allow the Company to offer more fully integrated directional drilling services. At present, the Company is in the process of integrating IDS operations and instituting production of IDS products, which is not expected to be fully complete for several quarters. As a result of the IDS Acquisition, which has been accounted for under the purchase method of accounting, the Company initially recorded approximately $19.7 million in goodwill, representing the excess of the purchase price over the estimated fair market value of the IDS assets, which will be amortized over 25 years and result in additional annual amortization expense of $788,000. Since the goodwill associated with the IDS Acquisition will not be deductible for tax purposes, the effective tax rate on Dailey's financial statements has increased as a result of the acquisition.

         DWS/DAMCO Acquisition. The Company's operations and future results has been significantly impacted by the DWS/DAMCO Acquisition, which was consummated in January 1998. Dailey acquired the operating assets and liabilities of DWS/DAMCO for $61 million in cash and financed the acquisition with remaining proceeds from its offering of the Old Notes in August 1997 and borrowings under its credit facility. As a result of the DWS/DAMCO Acquisition, the Company became a leading supplier of electric wireline services and tubular testing and handling services in the U.S. Gulf of Mexico region and Nigeria. The DWS/DAMCO Acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of DWS/DAMCO were recorded at their estimated fair market values as of the date of the DWS/DAMCO Acquisition. The Company recorded goodwill of approximately $32.0 million relating to the excess of the purchase price paid for the assets over their fair market value, which will be amortized over 25 years and result in approximately $1.3 million in annualized amortization expense.

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

       THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         Rental Income. Rental income for the three months ended September 30, 1998 was $14.9 million, compared to $15.4 million for the same three months last year. Excluding revenues from IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $1.6 million, rental income decreased 14% from the same three months last year. Domestic rental income decreased $1.3 million. Rental income from downhole tools decreased $1.1 million as the result of decreased demand caused by adverse industry conditions. Rental income from directional drilling activities along the Gulf of Mexico decreased $1.6 million as a result of decreased demand caused by adverse industry conditions as well as due to severe storms in that area during the period. This decrease in domestic rental income was partially offset by increased rental income of $1.4 million from the expansion of directional drilling activities into the U.S. mid-continent region. Internationally, rental income decreased $831,000. This decrease was due primarily to the curtailment by the Company of directional drilling activity in Venezuela due to adverse market conditions in this region resulting in decreased rental income of $899,000 and due to decreased rental income from downhole tools in Latin America, the Far East and Europe of $443,000 as a result of decreased demand due to adverse industry conditions. This was partially offset by rental income from the expansion of directional drilling activities into Thailand of $150,000 and increased revenue from downhole tool rentals in the Middle East and West Africa of $362,000.

         Sales of Products and Services. Sales of products and services for the three months ended September 30, 1998 were $8.5 million compared to $6.3 million for the same three months last year. Excluding revenues from DWS/DAMCO, which was acquired in January 1998, and Transocean, which was acquired in August 1998, of $4.6 million, revenues decreased 39% due primarily to decreased revenue from tools lost-in-hole of $1.2 million, decreased revenue from drilling activity along the Gulf Coast and in the Gulf of Mexico of $831,000 due to the severe storms in that area during the period, decreased revenue of $368,000 in Venezuela due primarily to the decline in directional drilling activity in that region and decreased revenue from ADI of $278,000. This decrease was partially offset by increased revenue from the expansion of directional drilling operations into the U.S. mid-continent beginning in the third quarter of 1997, of $251,000.

         Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the three months ended September 30, 1998 was $7.8 million compared to $8.0 million for the three months ended September 30, 1997. Decreased activity caused by adverse industry conditions primarily in Colombia, Indonesia and Canada, caused revenues to decrease $3.1 million. This was almost completely offset by increased revenues primarily from Venezuela and the U.S. of $3.0 million.

         Cost of Rentals. Cost of rentals for the three months ended September 30, 1998 was $10.3 million, compared to $9.4 million for the same three months last year. Excluding cost of rentals from IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $942,000, costs were unchanged compared to the third quarter of 1997. The margins on rental income decreased from 39% for the three months ended September 30, 1997 to 29% for the three months ended September 30, 1998, primarily due to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region and downhole tool rental in Saudi Arabia beginning during the third quarter of 1997. In addition, margins were unfavorably impacted by the utilization of third party tools (which typically generate lower margins) as a result of expansion into new applications for the Company's directional drilling services, increased commission expense due to an increase in rental revenue in regions where the Company utilizes third-party agents and increased costs associated with the manufacturing of downhole rental tools.

         Cost of Products and Services. Cost of products and services for the three months ended September 30, 1998 was $5.9 million, which was a $2.2 million increase from the three months ended September 30, 1997. Excluding costs associated with DWS/DAMCO, which was acquired in January 1998, and Transocean, which was acquired in August 1998, of $2.9 million, costs decreased $704,000. The margin on sales of products and services for the three months ended September 30, 1998, excluding the impact of DWS/DAMCO and Transocean, decreased to 22% from 41% for the same three months last year primarily due to the hiring of additional directional drillers and MWD technicians combined with increased salaries and other costs to retain qualified personnel in those positions. In addition, decreased revenues from tools lost-in-hole in the third quarter of 1998 also caused margins to be lower. The third quarter 1998 margin declined 3% compared to the margin in the first quarter of 1998 but was an improvement of 3% over the second quarter of 1998. The Company currently has implemented and is exploring additional cost saving strategies to adjust the Company's cost structure to current industry conditions; however, the ability to consolidate operations and reduce personnel in the short term could be limited by certain existing contractual obligations.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the three months ended September 30, 1998 was $5.4 million compared to $4.2 million for the three months ended September 30, 1997. Margins on underbalanced drilling revenues during the third quarter of 1998 were 31%, compared to 48% during the same quarter last year. This decrease is primarily a result of the increase in lower margin project management services in Venezuela during the third quarter of 1998. In connection with its review of cost saving strategies in connection with its other operations, the Company is reviewing ways to adjust its cost structure with respect to underbalanced drilling operations to current industry conditions; however, the ability to consolidate operations and reduce personnel in the short term could be limited by certain existing contractual obligations.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 1998 were $8.6 million, compared to $5.3 million for the same three months last year. Excluding costs associated with DWS/DAMCO and IDS, which were acquired in January 1998 and March 1998 respectively, of $2.2 million, costs increased by $1.1 million during the third quarter of 1998 compared to the third quarter of 1997 primarily as a result of increased personnel and compensation costs and increased costs related to business expansion and development activities. The Company has implemented and is exploring additional cost saving strategies in order to reduce the level of overhead to adjust the Company's cost structure to current industry conditions; however, the ability to consolidate operations and reduce personnel in the short term could be limited by existing certain contractual obligations.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended September 30, 1998 were $6.6 million compared to $3.2 million for the same three months last year. This increase is due primarily to the depreciation of the fair market value of assets acquired with DWS/DAMCO in January 1998, IDS in March 1998 and Transocean in August 1998, and to the increased manufacture and purchase of downhole tools and directional equipment, of $2.7 million. Amortization of goodwill from the acquisitions of DWS/DAMCO, IDS and Transocean during the current year increased amortization expense $687,000.

         Reorganization Costs. Reorganization costs for the three months ended September 30, 1998 were $2.4 million compared to $656,000 for the three months ended September 30, 1997. The costs incurred in 1998 were primarily related to the resignation of the former chief executive officer and to the consolidation of corporate leased facilities.

         Interest Expense. Interest expense for the three months ended September 30, 1998 was $6.8 million compared to $2.0 million for the same three months last year. This increase was due to interest on the $275 million 9 1/2% Senior Notes.

         Income Tax Provision. Income tax expense for the three months ended September 30, 1998 was $495,000, compared to $391,000 for the same three months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.


        NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Rental Income. Rental income for the nine months ended September 30, 1998 was $47.6 million , an increase of 15% from $41.4 million for the same nine months last year. Exclusive of revenues from IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $2.7 million, rental revenues increased 9% from the same period last year. Domestic rental income increased $3.5 million. Rental income from domestic directional drilling activities increased $4.6 million primarily from the expansion of these activities into the U.S. mid-continent region. This increase in domestic rental income was partially offset by decreased rental income of $1.1 million from downhole tools as the result of decreased demand caused by adverse industry conditions. Internationally, rental income was the same as last year. This was the result of increased downhole tool rental income in the Middle East, Far East and East Africa of $2.3 million and to the expansion of directional drilling activities into Thailand in the third quarter of $150,000. This increase in international rental income was offset by decreased directional drilling revenues of $1.7 million in Venezuela due to adverse market conditions in this region resulting in the curtailment by the Company of directional drilling activity in that area and a decrease in rental income from downhole tools primarily in Latin America and Europe of $677,000 as a result of decreased demand due to adverse industry conditions.

         Sales of Products and Services. Sales of products and services for the nine months ended September 30, 1998 were $31.7 million compared to $14.7 million for the same nine months last year. Excluding revenues associated with DWS/DAMCO, which was acquired in January 1998, Transocean, which was acquired in August 1998, and the first two quarters of 1998 for ADI, which was acquired in June 1997, of $17.7 million, revenues decreased $727,000 primarily due to decreased directional revenue in Venezuela of $549,000 resulting from the decline in directional drilling activity in that region, decreased revenue from tools lost-in-hole of $567,000 and decreased revenues from ADI of $278,000. This was partially offset by increased revenues from domestic drilling operations of $660,000.

         Underbalanced Drilling Services. Underbalanced drilling services revenue for the nine months ended September 30, 1998 was $23.7 million compared to $8.8 million for the same nine months last year resulting from the acquisition of ADI on June 20, 1997.

         Cost of Rentals. Cost of rentals for the nine months ended September 30, 1998 was $31.9 million, an increase of 26% from $25.3 million for the same nine months last year. Excluding costs associated with IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $1.6 million, costs increased 19%. Margins, exclusive of IDS and Transocean, decreased from 39% for the nine months ended September 30, 1997 to 33% for the nine months ended September 30, 1998, primarily due to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region and the increased use of third party tools which typically generated lower margins as a result of expansion into new applications for the Company's directional drilling services.

         Cost of Products and Services. Cost of products and services for the nine months ended September 30, 1998 was $18.5 million, which was a $10.3 million increase from the same nine months last year. Excluding costs associated with DWS/DAMCO, which was acquired in January 1998, Transocean, which was acquired in August 1998, and the first two quarters of 1998 for ADI, which was acquired in June 1997, of $8.4 million, costs increased $1.9 million. The margin on sales of products and services for the nine months ended September 30, 1998, excluding the impact of ADI and DWS/DAMCO, Transocean and ADI decreased to 28% from 45% for the same nine months last year primarily due to the hiring of additional directional drillers and MWD technicians combined with increased costs to retain qualified personnel in those positions and to decreased revenues from tools lost-in-hole.

         Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the nine months ended September 30, 1998 was $14.2 million compared to $4.6 million for the same nine months last year. Excluding costs incurred during the first two quarters of 1998 for ADI, which was acquired in June 1997, costs increased $1.2 million. Margins on underbalanced drilling services were 40% compared to 47% during the same period last year, primarily due to the increase in lower margin project management services in Venezuela during the third quarter.

         Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $24.6 million, compared to $11.2 million for the same nine months last year. Excluding costs associated with ADI for the first and second quarters, DWS/DAMCO and IDS of $10.1 million, costs increased by $3.3 million primarily as a result of increased personnel and compensation costs, increased costs related to business expansion and development activity and increased costs related to an evaluation of an enterprise-wide computer system.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 1998 were $17.3 million compared to $6.8 million for the same nine months last year. Depreciation expense increased $8.4 million due primarily to increased depreciation expense related to assets acquired in the acquisitions of ADI, DWS/DAMCO, IDS and Transocean and the increased manufacture and purchase of downhole tools and directional equipment. Amortization expense increased $2.0 million primarily as the result of the amortization of goodwill associated with these acquisitions.

         Reorganization Costs. Reorganization costs for the nine months ended September 30, 1998 were $2.4 million compared to $2.5 million for the same period last year. The costs incurred in the third quarter of 1998 were primarily related to the resignation of the former chief executive officer and to the consolidation of corporate leased facilities.

         Non-cash Compensation. Non-cash compensation for the nine months ended September 30, 1998 was $604,000 which was primarily related to vesting of restricted stock granted to certain executive officers of the Company on October 7, 1997 in connection with the 1997 Long-Term Incentive Plan, compared to $3.3 million for the same period last year related to the vesting of prior grants.

         Interest Income. Interest income for the nine months ended September 30, 1998 was $2.9 million compared to $754,000 for the same nine months last year. This increase in interest income was the result of interest earned on temporary, short term investments utilizing excess funds from the issuance of the $115 million 9 3/4% Senior Notes through mid-February and the 9 1/2% Senior Notes from that date forward.

         Interest Expense. Interest expense for the nine months ended September 30, 1998 was $17.8 million compared to $2.3 million for the same nine months last year. This increase was due to the interest on the $115 million 9 3/4% Senior Notes through mid-February and the $275 million 9 1/2% Senior Notes from that date forward.

         Income Tax Provision. Income tax expense for the nine months ended September 30, 1998 was $2.3 million, an increase from $545,000 for the same nine months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

         Extraordinary Item. As a result of the repurchase of the $115 million 9 3/4% Senior Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million, representing the excess of the purchase price for the notes over the carrying value on the date of the repurchase.

        LIQUIDITY AND CAPITAL RESOURCES

         Working Capital. Cash used in operating activities was $19.6 million during the nine months ended September 30, 1998. The primary source of cash was the net proceeds from the issuance of debt of $268.1 million. Principal uses of cash were to fund acquisitions (net of cash acquired) of $91.2 million, repay outstanding debt of $126.5 million, pay interest on the Senior Notes of $13.2 million and fund capital expenditures of $44.9 million. During the past several years, working capital requirements have been funded through cash generated from operations, additional borrowings, credit facilities, asset sales and proceeds from equity and debt offerings.

         Senior Notes. The Senior Notes were issued pursuant to an indenture dated February 13, 1998 (the "Indenture"). The Indenture contains various covenants customary in such instruments, including covenants that (i) restrict the Company's ability to incur additional indebtedness; (ii) restrict the Company's ability to make restricted payments, including dividends; (iii) restrict the Company's ability to sell assets; (iv) restrict the Company's ability to grant liens on its assets; (v) limit transactions with affiliates and
(vi) limit the Company's ability to engage in certain extraordinary transactions, including transactions involving a change in control of the Company or the sale of substantially all of the Company's assets. The Senior Notes are guaranteed by all of the Company's domestic subsidiaries, bear interest at 9 1/2% that is payable semi-annually on February 15 and August 15 of each year, mature on February 15, 2008 and are redeemable at the option of the Company for stipulated redemption prices on or after February 15, 2003. The issuance of the Senior Notes substantially increased the Company's level of indebtedness over historical levels. The Company's increased level of indebtedness has had, and will have several important affects on the Company's operations, including (i) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic and industry conditions (including current industry conditions), as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes may be limited.

         Revolving Credit Line. The Company currently does not have any outstanding borrowings under its Revolving Credit Line. The Company and the bank have mutually agreed that there will be no borrowings under the Revolving Credit Line until the existing loan agreement is amended upon terms acceptable to the bank.

         Capital Expenditures. Capital expenditures, exclusive of acquisitions, of approximately $44.9 million were made during the nine months ended September 30, 1998. Of this amount, $38.7 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. The Company currently has budgeted capital expenditures for the remainder of 1998 of $4.1 million. The level of additional capital expenditures beyond 1998 will be determined based upon a variety of factors, including the Company's assessment of future demand for its products and services, the level of cash flows being generated by the Company's operations and the success of the Company's plans for streamlining and reorganizing operations to current industry conditions and the level of funds necessary to service the Company's debt burden. Although the Company's level of operations during the nine months ended September 30, 1998 have been depressed, causing neither cash flow from operations or earnings before interest, taxes, depreciation or amortization to cover interest expense on its Senior Notes during the period, the Company believes that the remaining proceeds from the Senior Notes, cash flows from operations, asset sales and other investing and financing activities will be sufficient to fund its planned capital expenditures for 1998 and its operating activities and debt service requirements for the next twelve months; however, absent an upturn in industry conditions, no assurances can be given for periods beyond such time.

        IMPACT OF YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company's plan to resolve the Year 2000 issue involves the following four phases for both internal systems and operating equipment and third party systems: assessment, remediation, testing and implementation. For internal systems and operating equipment, the Company has reviewed all domestic systems and hardware and is in the process of performing the same for international systems and hardware and operating equipment. The Company estimates that it is approximately 70% complete in the assessment and remediation phases and 50% complete in the testing and implementation phases for internal systems and operating equipment. For third party systems, the Company has mailed a survey to all customers and vendors requesting evaluation of their Year 2000 issues and currently expects receipt of responses by December 31, 1998. The Company will compile and analyze these responses and establish appropriate action at that time.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be $350,000 and is being funded using existing working capital. To date, the Company has expensed approximately $39,000 related to all phases of the Year 2000 project. Of the total remaining costs, approximately $250,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $61,000 relates to repair of hardware and software and will be expensed as incurred.

         The Company also is currently in the process of converting certain accounting information systems as part of a total business knowledge management process conversion, which will include all operating systems, for a total estimated cost of approximately $2.6 million. The system conversion is estimated to be completed no later than December, 1999. The Company believes that with conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, the completion of this implementation does not affect the Year 2000 project since the Company's current accounting systems are in the process of being made Year 2000 compliant.

         The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all phases of the Year 2000 project. Although the Company currently expects to complete its Year 2000 project prior to the millenium, in the event the Company does not complete additional phases or if such phases are ineffective in addressing the Year 2000 issue, the Company would be unable to perform certain international directional drilling operations, process international financial ledgers, and track inventory. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. In addition, if the Company's third party vendors, suppliers or customers are not Year 2000 compliant, the Company's operations could be adversely affected if such third parties cannot supply goods and services required by the Company in a timely manner, causing the Company to be unable to provide its goods and services in a timely manner or at the Company's current standards of quality, which could subject the Company to third party lawsuits and reduce demand for the Company's goods and services. In addition, demand for the Company's goods and services will be adversely affected if its customers operations are adversely affected by the Year 2000 issue. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion of its Year 2000 project in March 1999 and determine whether such plans are necessary.

         The estimated costs and the anticipated dates are based on management's best estimates; however, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  Effective July 14, 1998, the shareholders of Dailey's Class B Common Stock changed the structure under which they owned their Class B Common Stock through a reorganization whereby the shareholders contributed all of the stock in a company controlled by the shareholders (which company's assets consisted solely of 5,000,000 shares of Class B Common Stock of Dailey) to Dailey in exchange for 5,000,000 new shares of Dailey's Class B Common Stock. As a result of these transactions, Dailey acquired the net operating loss carryforward of the company, for which an offsetting allowance will be provided. These transactions had no effect on Dailey's financial position or results of operation or number of outstanding shares of Class B Common Stock.

                  Effective August 12, 1998, all options outstanding with employees which had an option price above $6.00 were repriced to $6.00.

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

                                         DAILEY INTERNATIONAL INC.
                                         -------------------------
                                                (Registrant)


Date:   November 16, 1998                */s/DAVID T. TIGHE
                                         ------------------
                                         David T. Tighe
                                         Senior Vice President &
                                         Chief Financial Officer
                                               and authorized to sign on behalf
                                                  of the Registrant


*  Also signing on behalf of the Additional Registrants.

                                INDEX TO EXHIBITS

                      EXHIBIT NO.              DESCRIPTION
                      -----------         -----------------------

                          27              Financial Data Schedule