Form 10-K
period 1998-12-31
DAILEY INTERNATIONAL INC; DAILEY ENERGY SERVICES INC; COLUMBIA PETROLEUM SERVICES CORP; INTERNATIONAL PETROLEUM SERVICES INC; DAILEY INTERNATIONAL SALES CORP; DAILEY ENVIRONMENTAL REMEDIATION TECHNOLOGIES INC; DAILEY WORLDWIDE SERVICES CORP; AIR DRILLING SERVICES INC; AIR DRILLING INTERNATIONAL INC
filed 1999-04-01
CIK 1015360, 1048065, 1048066, 1048067, 1048068, 1048069, 1048070, 1048071, 1048072

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-11963

                            DAILEY INTERNATIONAL INC.

           (See table of additional Registrants on the following page)
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   76-0503351
      (State or other jurisdiction                        (I.R.S. Employer
            of incorporation)                            Identification No.)

             2507 NORTH FRAZIER
                CONROE, TEXAS                                  77303
  (Address of principal executive offices)                   (Zip Code)


       (Registrant's telephone number, including area code) (281) 350-3399

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to section 12(g) of the Act:

     CLASS A COMMON STOCK, PAR VALUE $.01            NASD OTC BULLETIN BOARD

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. $2,863,928 at March 26, 1999

    (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each class of registrant's common stock, as of the latest practicable date. 5,135,504 shares of Class A Common Stock and 5,000,000 shares of Common B Common Stock at March 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                         Exhibit Index Begins on Page 22.
================================================================================

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                                                        ADDRESS, INCLUDING
                                                                                                          ZIP CODE, AND
                                                                                                            TELEPHONE
                                                                                                              NUMBER,
                                                                                                          INCLUDING AREA
                                                        STATE OR       PRIMARY STANDARD                      CODE, OF
                                                          OTHER           INDUSTRIAL                        REGISTRANT'S
                                                     JURISDICTION OF    CLASSIFICATION   IRS EMPLOYER   PRINCIPAL EXECUTIVE
                             NAME                     INCORPORATION        CODE NO.          ID NO.           OFFICES
               -------------------------------       ----------------   --------------   -------------  --------------------
               Dailey Energy Services, Inc.......    Delaware                8999          76-0066576             *
               Dailey International Sales
                 Corporation.....................    Delaware                8999          74-1869524             *
               Colombia Petroleum Services Corp..    Delaware                8999          76-0074604             *
               International Petroleum Services,
                 Inc.............................    Delaware                8999          76-0084387             *
               Dailey Environmental Remediation
                 Technologies, Inc...............    Texas                   8999          76-0276940             *
               Dailey Worldwide Services, Corp...    Texas                   8999          76-0477660             *
               Air Drilling International, Inc...    Delaware                1380          84-1305964             *
               Air Drilling Services, Inc........    Wyoming                 1380          83-0181069             *

----------

* 2507 North Frazier, Conroe, Texas 77303, telephone (281) 350-3399.

    Dailey International Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 1/2% Senior Notes Due 2008 (the "Senior Notes"). No separate financial statements for the additional Registrants has been provided or incorporated because: (1) the consolidated financial statements of the Company included in this report include the operations of each of the Additional Registrants and (2) Note 19 to the Company's financial statements includes condensed consolidated financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                                     PART I

ITEM 1. BUSINESS AND PROPERTIES

GENERAL

    Dailey International Inc. ("Dailey" or the "Company") is an integrated provider of specialty services and technologically-advanced downhole tools to the oil and gas industry on a worldwide basis. The Company currently manages its operations in two business segments: (i) downhole products and services and (2) underbalanced drilling services. Downhole products and services are comprised of the Company's directional drilling services, electric wireline services, tubing conveyed perforating services and downhole tool rentals. The Company's underbalanced drilling services were acquired through the Company's acquisition of Air Drilling International, Inc. in June 1997. For additional information relating to the Company's business segments, see Note 20 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ACQUISITIONS

     During 1998 Dailey completed four major acquisitions, each of which is summarized below.

    o International Nitrogen Services, LLC. In December 1998, the Company, through its subsidiary Air Drilling International, Inc., purchased a 51% interest in International Nitrogen Services, LLC., ("INS"), a joint venture with MG Generon (the "INS Acquisition"). INS, based in Houston, Texas, provides non-cryogenic nitrogen generators and production units for use in the on-site production of nitrogen for injection in downhole drilling of oil and gas wells. The Company paid $7.1 million cash, subject to a purchase price adjustment based on future earnings.

    o Transocean. In August 1998, Dailey acquired substantially all of the assets of the directional drilling business of Transocean Petroleum Technology Limited ("Transocean"), a company located in Aberdeen, Scotland, for approximately $10 million cash (the "Transocean Acquisition"). As a result of this acquisition, the Company expanded its directional drilling services to the North Sea.

    o Integrated Drilling Services Limited. In March 1998, the Company acquired the outstanding capital stock of Integrated Drilling Services Limited ("IDS"), a specialized provider of directional drilling services, for $18.8 million in cash and 755,084 shares of Class A Common Stock, plus assumption or repayment of debt of approximately $6.5 million (the "IDS Acquisition"). The Company believes that the acquisition of IDS provided it with key directional drilling technologies, including a resistivity tool for logging while drilling.

    o DWS/DAMCO. In January 1998, Dailey acquired substantially all of the operating assets and liabilities of Directional Wireline Services, Inc., DAMCO Services, Inc. and DAMCO Tong Services, Inc. (collectively "DWS/DAMCO") for $61 million in cash, subject to adjustment based on levels of working capital (the "DWS/DAMCO Acquisition"). DWS/DAMCO provides electric wireline and tubular services in the U.S. Gulf of Mexico region and, to a lesser extent, Nigeria.

DOWNHOLE PRODUCTS AND SERVICES

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

    Dailey began offering directional drilling services in 1984, primarily along the Texas and Louisiana Gulf Coast, and has since expanded both its directional drilling technical capabilities and the geographic areas in which its services are regularly offered. Dailey currently participates in selected international markets including Abu Dhabi, Thailand, the North Sea and Venezuela.

    The Company provides skilled personnel to manage the drilling of directional wells. The directional drilling services offered by the Company consist of well planning, on-site supervisory services to maximize drilling efficiency, measurement-while-drilling ("MWD") services and related equipment rentals, downhole motor rentals and post-well analysis. The Company also derives revenue from its directional drilling services by renting MWD units, downhole motors and nonmagnetic stabilizers. Through the acquisition of IDS, the Company acquired key technologies, including a resistivity tool for logging-while-drilling ("LWD") that is compatible with Dailey's MWD equipment. The Company believes that the addition of LWD technology to Dailey's MWD fleet will enable it to offer more fully integrated directional drilling systems in the Gulf of Mexico, North Sea, and selected international markets once a sizeable inventory of LWD units can be manufactured. The Company currently has two LWD units available for rental.

    The skill, experience and reputation of a service company's directional drillers are the primary competitive factors in the directional drilling services market. Because of this, the competition among directional drilling service companies to employ the most reputable, qualified and experienced directional drilling personnel is intense. In addition, the scope of services offered as well as price are important competitive factors. As of January 31, 1999, Dailey employed 36 directional drillers.

Electric Wireline and Tubing Conveyed Perforating Services

    As a result of the DWS/DAMCO Acquisition, the Company provides electric wireline and tubing conveyed perforation ("TCP") services in the U.S. Gulf of Mexico region and Nigeria. The Company's electric wireline services are utilized in both the exploration and production phases of an oil and gas well and include pipe recovery, cased hole logging, electric wireline perforating services and other cased hole services such as installation of bridge plugs, packers, retainers, pressure control equipment and thru-tubing bridge plugs. TCP services involve the use of tubing string to lower and retrieve perforating charges from the wellbore.

Tubular Testing and Handling Services

    As a result of the DWS/DAMCO Acquisition, the Company provides tubular testing and handling services to the onshore and offshore oil and gas industry in the U.S. Gulf of Mexico region. The Company's tubular testing services consist of hydrostatic and gas pressure testing services that detect leaks and flaws in tubulars as they are run into the wellbore. Operators contract tubular testing services to avoid incurring costly downtime and the expense of pulling a defective tubular string.

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

UNDERBALANCED DRILLING SERVICES

    Underbalanced drilling involves maintaining the pressure in a well at less than that of the surrounding formation using air, nitrogen, mist, foam or lightweight drilling fluids as the circulation medium instead of mud. The Company is a worldwide leader in providing air drilling services, which are used in underbalanced drilling applications, and has developed internally the ability to provide other services utilized in underbalanced drilling applications. The Company provides underbalanced drilling equipment packages consisting of compressors, boosters, mist pumps and related equipment along with specially trained personnel to operate the equipment. Underbalanced drilling techniques can lead to substantial increases in rates of penetration and drill bit life resulting in substantially less time and cost for a drilling program and can reduce substantially the risks of formation damage.

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

    A typical package of equipment used in an underbalanced drilling job consists of two compressors, a booster and a mist pump. Compressors are used to force air into the borehole. Depending on the pressure and air volume requirements, additional compressors may be needed. Boosters are used to increase the pressure of air exiting a compressor and can increase the air pressure up to fivefold. Mist pumps are used to mix and distribute water, soaps and other fluids in underbalanced drilling applications.

    In addition, in connection with its underbalanced drilling operations, the Company is one of the largest fully-integrated pipeline testing companies in Canada and is the leading provider of hydrostatic testing services to major Canadian pipeline construction companies that lack the capability to perform such testing in-house.

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

INTERNATIONAL OPERATIONS

    Dailey's international operations (including Canada) accounted for approximately 42%, 39%, 52% and 48% of total revenues for fiscal 1996 and 1997, the eight months ended December 31, 1997 and the twelve months ended December 31, 1998, respectively. As of January 31, 1999, Dailey had operations in approximately 41 foreign countries. See Note 20 of the Notes to Consolidated Financial Statements of Dailey contained elsewhere in this Form 10-K for additional information regarding foreign and domestic revenues.

    The Company's international agents are responsible for international marketing of the Company's downhole tools and air drilling services in certain of its markets. International agents also perform maintenance of the Company's downhole tools in their custody at their own facilities. International marketing and distribution is organized into four major regions: Europe/West Africa, the Middle East, Southeast Asia and Latin America. Each region is further divided into multiple and sometimes overlapping territories, generally based on political boundaries. Regional supervisors are assigned by the Company to oversee international operations, particularly with respect to proper maintenance and redressing of tools and to provide sales support and technical assistance to customers.

    The Company's international operations (including Canada) are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls, and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation. Although the Company maintains insurance to protect itself from such risks, such insurance may be insufficient to protect the Company in all circumstances, and any failure to do so could have a material adverse effect on the Company's results of operations and financial condition. In addition, although most of the Company's international revenues are derived from transactions denominated in United States dollars, the Company has and likely will continue to conduct some business in currencies other than the United States dollar. The Company currently does not hedge against foreign currency fluctuations. Accordingly, its profitability has been and will continue to be affected by fluctuations in foreign exchange rates. The Company believes revenues from transactions denominated in foreign currencies will increase as a percentage of total revenues due to the Transocean Acquisition, the DWS/DAMCO Acquisition and the IDS Acquisition. In addition, collections and recovery of rental tools from international customers and agents may prove more difficult due to the uncertainties of foreign law and judicial procedure. The Company may therefore experience significant difficulty resulting from the political or judicial climate in countries in which it operates. From time to time the United States has passed laws and imposed regulations prohibiting or restricting trade with certain nations. There can be no assurance that future laws and regulations will not limit materially the Company's international business.

MANUFACTURING AND MAINTENANCE

    The manufacturing processes generally required to produce the Company's downhole tools are machining, fabrication, assembly of components manufactured by the Company or outside suppliers, and quality control testing. The Company attempts to outsource those manufacturing processes that can be performed more efficiently and cost effectively by outside third parties. The Company believes that its manufacturing capabilities and arrangements are sufficient in order to meet the demand and timing needs of the Company's customers for the next twelve months. Machining of larger components and spare parts, including the most complex components, is done by the Company at its manufacturing plant in Conroe, Texas. Fabrication, assembly and packaging of the Company's wireline units, compression equipment and tubular handling equipment are performed at the Company's Houma, Louisiana, Casper, Wyoming and Edmonton, Canada locations. Through the IDS Acquisition, the Company acquired IDS' manufacturing operations in Scotland relating to various directional drilling equipment. The manufacturing processes performed in-house by the Company require a ready supply of high-quality, special alloy steel and other raw materials. The Company purchases its raw materials from various vendors, none of which supplied a majority of Dailey's supply of such materials during fiscal 1998. Although the Company typically places orders for its steel at least three months in advance and usually stores with a third party a reserve supply of steel adequate to cover the Company's demand for steel for at least one month, any prolonged disruption in steel supply could affect the Company's ability to meet production schedules and commitments, which could have a material adverse effect on the Company's financial condition and results of operations.

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

    The Company purchases all of its MWD units used in connection with its directional drilling services from a single supplier. The Company believes that reliable MWD units are available for third-party purchase from only a few vendors worldwide. In addition, the Company's LWD technology currently functions only when operated in connection with MWD units provided by the Company's current supplier, and any inability to obtain MWD units from this supplier could adversely affect the Company's ability to utilize this LWD technology. Although the Company has not experienced significant supply or quality control problems to date with its supplier, there can be no assurance that the Company will be able to purchase reliable, high-quality MWD units from other vendors at competitive prices and terms. Any difficulty in obtaining MWD units from its supplier, as a result of manufacturing delays or other reasons, could have a material adverse effect on the Company's results of operation and financial condition.

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

COMPETITION

    The markets for the Company's products and services are highly competitive and characterized by continual changes in technology. Many of the Company's existing and potential competitors have substantially greater marketing, distribution, financial and technical resources than the Company. There can be no assurance that the Company's services, rentals and sales will continue at current volumes or prices if its current competitors or new market entrants introduce new products or services with better features, performance, prices or characteristics than the Company's products and services. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on the Company's results of operations and financial condition. In this regard, during the past 18 months, there has been increased consolidation of oil service companies with which the Company competes as well as a consolidation of customers for the Company's products and services. The Company believes this consolidation has increased competitive pressures within the industries and markets that it operates. Furthermore, the competition among energy service companies to employ the most reputable, qualified and experienced personnel is intense. There can be no assurance that the Company will be able to continue to recruit and retain highly-qualified personnel. Any difficulty in recruiting or retaining such personnel could have a material adverse effect on the Company's results of operations and financial condition.

    The Company believes that its leading competitors are fully-integrated service companies, but it also competes on a regional basis with numerous smaller, independent companies that offer only relatively limited lines of products and services compared to fully-integrated competitors. Management expects competition and customer price pressures to continue for the foreseeable future.

EMPLOYEES

    At January 31, 1999, the Company had 759 employees, approximately 70% of whom were located in the United States. The Company has never experienced a work stoppage and considers its employee relations to be excellent.
The Company has no collective bargaining agreements.

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

    Capital expenditures for property and equipment for environmental control facilities during fiscal 1998 were not material. Based on the Company's experience to date, the Company currently does not anticipate any material adverse effect on its results of operations or financial condition as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

PROPERTIES

    The following table summarizes the Company's material owned and leased properties as of March 24, 1999:

                                                  PROPERTY
                    LOCATION OF FACILITY          INTEREST                 USES
                   ----------------------------  -----------     -----------------------------------
                   DOMESTIC
                   Anchorage, Alaska.........     Owned         Sales, Maintenance
                   Bakersfield,
                   California................     Leased        Sales
                   Englewood, Colorado.......     Leased        ADI Corporate Offices
                   Broussard, Louisiana......     Owned         Handling/Testing
                   Houma, Louisiana..........     Leased/Owned  Sales, Maintenance
                                                                Wireline Services, Tubular
                                                                Testing,
                   Lake Charles,
                   Louisiana.................     Leased        Testing/Handling
                   Lafayette, Louisiana......     Leased/Owned  Maintenance/Office
                   St. Martinsville, LA......     Leased        Testing
                   Laurel, Mississippi.......     Leased        Office/Warehouse
                   Four Corners, NM..........     Leased        Office, Manufacturing,
                                                                Shipping
                   Oklahoma City, OK.........     Leased        Sales
                   Conroe, Texas.............     Leased        Corporate Offices, Sales,
                                                                Manufacturing, Maintenance,
                                                                R&D
                   Corpus Christi, Texas.....     Owned         Sales, Maintenance
                   Houston, Texas............     Owned/Leased  Maintenance
                                                                Directional Drilling Office,
                                                                Sales
                   Midland, Texas............     Leased        Distribution Center
                   Casper, Wyoming...........     Leased        Sales, Maintenance

                   INTERNATIONAL
                   Bolivia...................     Leased        Air Drilling Office
                   Nisku, Alberta,
                   Canada....................     Leased        Air Drilling Office
                   Bogota, Colombia..........     Leased        Sales, Maintenance
                   Pau, France...............     Leased        ADI Office
                   Lagos, Nigeria............     Leased        Office
                   Lima, Peru................     Leased        Office
                   Saudi Arabia..............     Leased        Shop
                   Portlethon, Scotland......     Leased        Manufacture/R&D
                   Bangkok, Thailand.........     Leased        Office
                   Anaco, Venezuela..........     Leased        Sales, Maintenance
                                                                Directional Drilling Office
                   Cabimas, Venezuela........     Leased        Maintenance

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the three months ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class A Common Stock, constituting the only class of common equity of the Company currently outstanding that is freely tradeable, is quoted on the NASD OTC Bulletin Board (the "OTC") under the symbol "DALY". The table below provides price information for the Common Stock for the period beginning August 14, 1996, the first day of trading of the Class A Common Stock following the Company's initial public offering of the Class A Common Stock. Prior to February 9, 1999, the Company's Class A Common Stock was quoted on the Nasdaq National Market System. On February 8, 1999, the Company's Class A Common Stock was delisted and now trades on the OTC.

                                                       HIGH       LOW
                                                     ---------  --------
            August 14,  1996  through  October  31,
            1996..................................   $  10.75   $   8.00
            Three months ended January 31, 1997...   $  11.00   $   9.00
            Three months ended April 30, 1997.....   $  10.50   $   5.38
            Three months ended July 31, 1997......   $   9.13   $   6.25
            Three months ended October 31, 1997...   $  14.75   $   8.63
            Two months ended December 31, 1997....   $  13.63   $  10.25
            Three months ended March 31, 1998.....   $  10.50   $   7.38
            Three months ended June 30, 1998......   $   9.88   $   5.75
            Three months ended September 30, 1998.   $   6.38   $   2.00
            Three months ended December 31, 1998..   $   2.06   $   0.38


    At March 26, 1999, the closing price for the Company's Class A Common Stock on the OTC was $0.59. At March 22, 1999, the Company's Class A Common Stock was held of record by approximately 130 persons, and, in management's estimation, beneficially owned by approximately 1,247 persons.

    During the two most recent fiscal years, the Company has not paid a cash dividend on its Class A Common Stock, and it is not anticipated that any cash dividend will be paid on the Common Stock for the foreseeable future. The indenture governing the Company's 9 1/2% Senior Notes Due 2008 currently prohibits the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company as of and for each of the periods indicated. The selected financial data for each of the four years in the period ended April 30, 1997, the eight months ended December 31, 1997, and the twelve months ended December 31, 1998 are derived from the Company's audited consolidated financial statements. The financial data for the twelve months ended December 31, 1997 and the eight months ended December 31, 1996 are derived from the Company's unaudited financial statements. The unaudited financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. See Note 2 to Consolidated Financial Statements for a discussion of the Company's change in fiscal year.


                                                                    EIGHT MONTHS ENDED
                                      TWELVE MONTHS ENDED             DECEMBER 31,
                                          DECEMBER 31,           -------------------------
                                        1998(1)    1997(2)         1997(2)         1996
                                    -----------  -----------     -----------   -----------
                                                 (UNAUDITED)                  (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
 Rental income .................... $    61,255   $  58,191     $    42,454   $    33,761
 Sales of products and services ...      40,037      20,509          15,010        11,454
 Underbalanced drilling ...........      31,025      18,685          18,685          --
                                    -----------   ---------     -----------   -----------
                                        132,317      97,385          76,149        45,215
Cost and expenses:
 Cost of rentals ..................      43,442      35,348          24,525        21,469
 Cost of products and services ....      24,443      11,792           9,142         6,131
 Cost of underbalanced drilling ...      19,559      10,098          10,098          --
                                    -----------   ---------     -----------   -----------
                                         87,444      57,238          43,765        27,600
Selling, general and administrative
 expenses .........................      34,126      16,580          13,672         7,748
Depreciation and amortization .....      24,481      10,316           8,106         4,197
Reorganization costs(3) ...........       3,413       2,453           2,453          --
Non-cash compensation(4) ..........         711       3,468             661          --
Research and development ..........       1,192         794             190           549
Provision for asset impairment ....      53,037        --              --            --
                                    -----------   ---------     -----------   -----------
Operating income (loss)............     (72,087)      6,536           7,302         5,121
Interest expense, net .............      24,429       5,426           3,910           248
Other (income) expense, net .......      (3,383)       (839)            396          (149)
                                    -----------   ---------     -----------   -----------
Income (loss) before income
 taxes and extraordinary item......     (93,133)      1,949           2,996         5,022
Provision for income taxes ........       2,115       1,001           1,319         1,829
                                    -----------   ---------     -----------   -----------
Income (loss) before extraordinary
 item .............................     (95,248)        948           1,677         3,193

Extraordinary item net of taxes ...     (17,579)       --              --            --
                                    -----------   ---------     -----------   -----------
Net income (loss) ................. $  (112,827)  $     948     $     1,677   $     3,193
                                    ===========   =========     ===========   ===========
Earnings (loss) per share(5)(6):
 Basic ............................ $    (11.46)  $   0.10      $      0.18   $      0.42
 Diluted .......................... $    (11.46)  $   0.10      $      0.18   $      0.42
Weighted average shares
 outstanding(6):
 Basic ............................   9,848,368   9,228,009       9,228,009     7,594,286
 Diluted ..........................   9,848,368   9,329,400       9,329,400     7,637,214

CONSOLIDATED BALANCE SHEET DATA
 AT END OF PERIOD:
Total assets ...................... $   272,173   $ 209,277     $   209,277   $    78,275
Working capital ...................      40,696      70,357          70,357        25,857
Long-term debt, less current
 portion ..........................     275,060     114,229         114,229         5,726
Long-term indebtedness to
 affiliate, less current
 portion ..........................        --          --              --            --
Stockholders' equity ..............     (40,185)     65,401          65,401        61,667



                                                 TWELVE MONTHS ENDED APRIL 30,
                                       -----------------------------------------------------
                                          1997           1996          1995         1994
                                       -----------   -----------    -----------  -----------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenues:
 Rental income ....................    $    49,497    $    42,987   $    36,691   $    32,393
 Sales of products and services ...         16,954         15,952        12,172        11,422
 Underbalanced drilling ...........           --             --            --            --
                                       -----------    -----------   -----------   -----------
                                            66,451         58,939        48,863        43,815
Cost and expenses:
 Cost of rentals ..................         31,527         27,617        24,535        23,290
 Cost of products and services ....          8,775          7,857         6,804         5,025
 Cost of underbalanced drilling ...           --             --            --            --
                                       -----------    -----------   -----------   -----------
                                            40,302         35,474        31,339        28,315
Selling, general and administrative
 expenses .........................         11,543         11,829         9,414         6,955
Depreciation and amortization .....          6,593          5,726         5,428         4,323
Reorganization costs(2) ...........           --             --            --            --
Non-cash compensation(3) ..........          2,807           --            --            --
Research and development ..........            850            728           775           736
Provision for asset impairment ....           --             --            --             --
                                       -----------    -----------   -----------   -----------
Operating income (loss)............          4,356          5,182         1,907         3,486
Interest expense, net .............            193            863         1,001           513
Other (income) expense, net .......            188            278           100          (103)
                                       -----------    -----------   -----------   -----------
Income (loss) before income
 taxes and extraordinary item......          3,975          4,041           806         3,076
Provision for income taxes ........          1,511          1,427           838         1,075
                                       -----------    -----------   -----------   -----------
Income (loss) before extraordinary
 item .............................          2,464          2,614           (32)        2,001

Extraordinary item net of taxes ...           --             --            --            --
                                       -----------    -----------   -----------   -----------
Net income (loss) .................    $     2,464    $     2,614   $       (32)  $     2,001
                                       ===========    ===========   ===========   ===========
Earnings (loss) per share(4)(5):
 Basic ............................    $      0.30    $      0.40   $     (0.01)  $      0.37
 Diluted ..........................    $      0.30    $      0.40   $     (0.01)  $      0.37
Weighted average shares
 outstanding(5):
 Basic ............................      8,138,104      6,614,000     5,360,000     5,360,000
 Diluted ..........................      8,178,576      6,610,000     5,360,000     5,360,000

CONSOLIDATED BALANCE SHEET DATA
 AT END OF PERIOD:
Total assets ......................    $    82,359    $    55,878   $    54,408    $   53,621
Working capital ...................         21,938          7,477         6,405        10,542
Long-term debt, less current
 portion ..........................          5,155          6,866         8,604         9,743
Long-term indebtedness to
 affiliate, less current
 portion ..........................           --            1,100         1,760         2,420
Stockholders' equity ..............         63,327         35,641        33,027        33,059

----------

(1) The DWS/DAMCO Acquisition was consummated in January 1998. IDS was acquired in March 1998. The Transocean Acquisition was consummated in August 1998. The INS Acquisition was consummated in December 1998. See "Notes to Consolidated Financial Statements."

(2) ADI was acquired on June 20, 1997. See "Notes to Consolidated Financial Statements."

(3) Reorganization costs relate primarily to staff reductions, severance settlements and various costs associated with a cost reduction program implemented in June 1997 and September 1998 to flatten Dailey's management structure and streamline its operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include, but are not limited to, future cash flows and capital expenditure plans and information systems plans, including plans and expectations relating to the year 2000, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oilfield services industry, including demand for the Company's drilling services and downhole tools, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Managements' Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

    Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Business and Properties" contained elsewhere in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

     Among the factors that may have a direct bearing on the Company's results of operations and the oilfield services industry in which it operates are changes in the price of oil and natural gas; the impact of competitive products and pricing; the presence of competitors with greater financial resources; product demand and acceptance risks, including product obsolescence risks with respect to its downhole tools and directional drilling technology; risks associated with acquisitions including failure to successfully manage the Company's growth and integrate the operations acquired in such acquisitions; the Company's substantial leverage, including risks that available cash and cashflow from operations will be insufficient to cover future interest payments; the ability of the Company to borrow additional funds to finance capital expenditures and other necessary operating expenses; the inability of the Company to decrease certain costs due to unfavorable terms in employment agreements, leases, supply contracts, licenses and other agreements entered into by the Company; risks that the Company or its third party vendors and customers will not be Year 2000 compliant in a timely manner; typical operating risks inherent in the oilfield services industry, including risks of environmental liability; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools, including those acquired in the Company's recent acquisitions; worldwide political stability and economic growth and other risks associated with international operations, including foreign exchange and other currency risks; and the Company's successful execution of internal operating plans, including the ability of the Company to streamline and reorganize operations in light of current market conditions to bring its cost structure in line with current industry conditions, as well as regulatory uncertainties and legal proceedings.


DETERIORATING OPERATING RESULTS AND FINANCIAL CONDITION

     During 1998, the Company's results of operations and financial condition deteriorated significantly over prior year levels, and have continued to decline during the first quarter of 1999. This deterioration is a result of a combination of factors, including adverse industry conditions, failure to successfully integrate and realize anticipated benefits from acquired companies and the significant debt burden incurred by the Company in 1997 and 1998 in order to finance its acquisition strategy. The following chart sets forth financial data for the Company as of and for the twelve month periods ending on December 31, 1998 and 1997 and April 30, 1997 and 1996.


                                            AS OF AND FOR THE TWELVE MONTHS ENDED
                                     --------------------------------------------------------
                                     DECEMBER 31,    DECEMBER 31,    APRIL 30,      APRIL 30,
                                         1998            1997          1997           1996
                                     -----------     -----------     ---------      ---------
                                                (in thousands, except per share data)
Revenues ...........................  $ 132,317       $  97,385      $  66,451      $  58,939
Earnings (loss) per share...........     (11.46)           0.10           0.30           0.40
Cash flow from operations ..........     (9,487)         14,732         11,663          4,906
Working capital ....................     40,696          70,357         21,938          7,477
Total debt .........................    275,060         114,229          5,155          6,866
Stockholders equity (deficit).......    (40,185)         65,401         63,327         35,641

----------
(1) Revenues, earnings per share and cash flow from operations amounts are derived from unaudited financial information.

     Industry Conditions. Demand for the Company's products and services depends to a large extent upon the level of exploration and production activity in the oil and gas industry and the industry's willingness to spend capital on drilling operations, which in turn depends in part on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves, domestic and international political, military, regulatory and economic conditions and the ability of oil and gas companies to raise capital. Prices for oil and gas historically have been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil producing countries. During 1996 and much of 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. This trend benefited the Company and its results during 1996 and 1997.

     Beginning in late 1997, the worldwide price of oil began to decline significantly and prices for natural gas weakened. As prices for oil continued to decline throughout 1998, oil and gas companies began to curtail drilling and reduce spending on exploration and development activities, which significantly negatively impacted the Company's results of operations during 1998. As a result, the Company's revenues and operations during 1998 declined significantly from the comparable periods in 1997. Operations during 1998 also were adversely affected by work stoppages in the Gulf of Mexico for the Company's products and services as a result of adverse weather conditions. The Company views the worldwide rig count, and in particular, the rig count in the United States, as a general barometer of demand for a substantial portion of the Company's products and services. The following chart summarizes the estimated U.S. rig count and international rig count at various points over the past 15 months, as reported by Baker Hughes, Inc.

                        February      December       September        June        March         December       December
                           1999        1998             1998          1998         1998            1997          1996
                        ---------   ------------   -------------    --------    ----------    ------------    ------------
U. S. Rig Count.......     502          621             754           823           890             1,003         851
International
Rig Count.............     612          671             724           790           806               819         810


     Acquisitions and Substantial Indebtedness. Beginning in late 1996, the Company implemented a growth strategy aimed at completing strategic and complementary acquisitions that would expand the products and services the Company offered to the oil and gas industry. As a result of this strategy, the Company completed various acquisitions during 1997 and 1998, the most significant of which are summarized in the table set forth below:

         Acquisition                    Date                     Consideration Paid                     Method of Financing
         -----------                    ----                     ------------------                     -------------------
International Nitrogen          December 1998          $7.1 million cash, plus adjustment      Proceeds from senior notes
Services, LLC ("INS)                                   based on future earnings

Assets of Transocean            August 1998            $10.0 million cash                      Proceeds from senior notes
Petroleum Technology
Limited ("Transocean")

Integrated Drilling Services    March 1998             $18.8 million cash, including           Proceeds from senior notes
Limited ("IDS")                                        assumption/repayment of debt of $6.5
                                                       million, and 755,084 shares of Class
                                                       A Common Stock

Directional Wireline            January 1998           $61 million cash                        Proceeds from senior notes,
Services, Inc., DAMCO                                                                          borrowings under credit facility
Services, Inc. and                                                                             (refinanced by senior notes)
DAMCO Tong Services, Inc.,
("DWS/DAMCO")


Air Drilling International      June 1997              $46.4 million, including repayment of   Borrowings under credit facility
("ADI")                                                $16.8 million of indebtedness           (refinanced by senior notes)


     The Company financed these acquisitions primarily through borrowings under then-existing credit facilities and issuances of debt securities. In this regard, in August 1997, the Company issued $115 million principal amount of its $9 3/4 Senior Notes due 2007 (the "Old Notes"), from which the Company realized net proceeds of approximately $109.6 million. These net proceeds were utilized to repay outstanding borrowings under the Company's credit facility incurred to finance the Company's acquisition of ADI in June 1997, to finance capital expenditures of $24.8 million for the eight months ended December 31, 1997 and to finance a portion of the DWS/DAMCO Acquisition consummated in January 1998. On February 13, 1998, the Company issued $275 million principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company from the sale of the Senior Notes, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Old Notes, approximately $7.5 million was utilized to repay outstanding debt under the Company's credit facility incurred to finance a portion of the purchase price for the DWS/DAMCO Acquisition, and a portion was utilized to fund the cash portion of the purchase price for the IDS, Transocean and INS acquisitions. The remaining net proceeds from the sale of the Senior Notes have been utilized to fund capital expenditures of $49.7 million for the year ended December 31, 1998 and for general and working capital purposes. The Senior Notes require annualized interest payments of approximately $26.1 million per year. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

     These transactions significantly increased the Company's debt over historical levels. The Company's increased level of indebtedness has had, and will have, several important effects on the Company's operations, including (i) a substantial portion of the Company's cash flows from operations has been and will be dedicated to the payment of interest and principal on its indebtedness,
(ii) the Company's leveraged position has substantially increased its vulnerability to adverse changes in general economic and industry conditions (including current industry conditions), as well as to competitive pressure, and
(iii) the Company's ability to obtain additional financing for working capital, capital expenditures and general corporate and other purposes may be limited.

         Due to the continued decline in industry conditions during 1998, the Company does not believe it has yet been able to realize the anticipated benefits from each of these acquisitions, in particular the DWS/DAMCO acquisition, which was consummated in January 1998. Operations acquired in the DWS/DAMCO Acquisition also have been depressed due to the loss of market share caused by the loss of key personnel that the Company expected to, but was unable to, retain or replace in connection with the acquisition. In this regard, the 1998 revenue and cash flow from operations acquired in the DWS/DAMCO Acquisition are significantly lower than the revenues and cash flow from operations generated by DWS/DAMCO during 1997. The Company also has not yet been able to realize anticipated benefits from the IDS Acquisition due to its limited inventory of LWD units and its unanticipated inability to manufacture and produce additional LWD units in a timely manner. The Company currently is generating negative cash flow from its IDS operations.

     Going Concern. In response to these adverse industry conditions, the Company began during the third quarter of 1998 to review and implement cost saving strategies to reduce its cost structure to bring it more in line with then current industry conditions, including consolidating or eliminating operations and reducing overhead. As a result of these efforts, the Company recorded a reorganization charge during 1998 of $3.4 million. The Company has continued to review methods in which it can reduce its cost structure and reduce overhead; however, the Company believes that its ability to further reduce costs is severely limited due to unfavorable terms in employment agreements, which require an aggregate of approximately $9.8 million in severance costs in the event of early termination.

     In addition, the Company retained an investment bank to advise the Company on alternatives to enhance shareholder value, including acquisitions and/or divestitures of certain business. Although the Company will continue to review opportunities presented to it for the sale or divestiture of businesses, the Company currently does not have any intention of disposing of any of its assets or businesses.

     Assuming no further deterioration in market conditions and demand for the Company's products and services, the Company believes its existing cash as well as its capacity to obtain additional financing from third parties will allow it to continue to finance its operations through 1999. In this regard, the Company currently has no outstanding debt other than under the Senior Notes and debt assumed in the IDS acquisition, and believes that it has capacity, utilizing all or a part of its assets as security, to borrow additional funds from a bank or other lender that will be sufficient to allow the Company to fund its operations through 1999. However, the Company currently does not have any commitment or other indication from any third party of its willingness to lend the Company such additional funds and no assurance can be given that such a financing transaction can be completed on terms acceptable to the Company. In the event the Company is unable to obtain such third party financing, the Company does not believe its cash on hand and current level of operations will be sufficient to fund its operations during 1999, in which case the Company will be required to sell assets, negotiate a restructuring of its debt obligations with the holders of its Senior Notes or seek protection under the United States bankruptcy code. Based upon the Company's significant operating losses and negative operating cash flows in recent periods and a deficiency in stockholders' equity at December 31, 1998, the Company's independent auditors issued their audit opinion on the Company's December 31, 1998 financial statements with a "going concern" qualification, indicating their concern that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") and Accounting Principles Board Opinion No. 17 ("APB No. 17") require that long-lived assets, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived assets may not be recoverable. Based upon the decline in market conditions and the poor performance of acquired businesses discussed above, the Company performed an impairment review to determine whether any long-lived assets that had been recorded by it should be impaired. In performing this review, the Company considered its estimates of future undiscounted net cash flows from each of these businesses as of December 31, 1998, which estimates were based upon market conditions existing at December 31, 1998 and the size and level of activities at these businesses as of December 31, 1998. The Company also considered offers and indications of interest that it had received on these businesses during its review of strategic alternatives.

    Based upon this review, the Company recorded an impairment charge of $53.0 million to reflect the impairment of unamortized goodwill and other long-lived assets. Of this amount, $31.3 million related to the full impairment of unamortized goodwill associated with the DWS/DAMCO Acquisition, $19.4 million related to the full impairment of unamortized goodwill associated with the IDS Acquisition and $2.3 million related to the impairment of capitalized information technology costs and other assets. No impairment charge was recorded with respect to goodwill recorded in connection with the ADI or Transocean acquisitions. In determining to fully impair goodwill associated with the DWS/DAMCO Acquisition, the Company determined that due to reductions in revenues caused by depressed industry conditions as well as losses of market share, which the Company had not been able to recover as of December 31, 1998, its estimates of future undiscounted net cash flows as of December 31, 1998 did not support the goodwill recovery relating to DWS/DAMCO's operations over the remaining amortization period, and accordingly, reduced the carrying value of these assets to their estimated fair value based upon current estimates and conditions. In determining to fully impair goodwill associated with the IDS Acquisition, the Company determined that the revenues and cash flows that could be generated from IDS' operations could not support the goodwill recovery relating to the acquired business over the remaining amortization period, and accordingly, reduced the carrying value of these assets to their estimated fair value based upon current estimates and conditions. Based upon the its estimates of future undiscounted future net cash flows as of December 31, 1998 for the businesses acquired in the ADI and Transocean acquisitions, as well as offers and indications of interest from third parties with respect to the purchase of such businesses, the Company determined that the goodwill associated with such acquisitions had not been impaired; however, there can be no assurance that, if depressed industry conditions continue or other events occur that cause the operations of these acquired businesses to further decline, a partial or complete impairment of goodwill associated with these acquisitions will not be required. In determining the impairment of capitalized information technology costs and other assets, the Company determined these costs were not likely to provide future economic benefit to the Company.

RESIGNATION OF OFFICERS AND OUTSIDE DIRECTORS

    In August, 1998, James F. Farr resigned as CEO of the Company. Mr. Farr was later replaced by Mr. Al Kite as interim CEO. As a result of Mr. Farr's resignation, the Company incurred a severance charge of approximately $1.8 million that was included with restructuring charges in the Company's financial statements. On January 27, 1999, David Tighe resigned as CFO and as a Director and the Company recorded a severance charge of approximately $500,000 during the first quarter of 1999 relating to Mr. Tighe's resignation. In February 1999, each of the Company's outside Directors resigned from the Board of Directors. Currently, the Company's Board of Directors consists of Mr. J.D. Lawrence, Mr. Al Kite and Mr. William D. Sutton, each of which is an employee of the Company. The Company has not yet identified any individuals to replace the current vacancies on the Company's Board of Directors.

DELISTING OF SECURITIES

    The Nasdaq National Market rules, which govern the listing of securities such as the Company's Class A Common Stock on the Nasdaq National Market System ("Nasdaq NMS"), require that the Company maintain a minimum bid price of $5.00 per share on its Class A Common Stock and a minimum market value for the Class A Common Stock's public float (i.e., securities not owned by officers, directors or 10% stockholders) of $15 million. The market value of the Company's Class A Common Stock has deteriorated, and, as a result, the Company no longer meets the Nasdaq NMS' standards with respect to minimum bid price or public float market value. The Company's Class A Common Stock began trading on the NASD OTC Bulletin Board on February 9, 1999.

CHANGE IN FISCAL YEAR

    Effective December 31, 1997, the Company changed its fiscal year end to December 31 from April 30. The Company believes such a change allows the Company's stockholders and other investors to more easily compare the Company's operating results with those of other oil field services companies. The operating results and financial condition of the Company for the year ended December 31, 1998 represents the first full calendar year reported since the Company changed from an April 30 fiscal year. Previously reported amounts have not been restated in the consolidated financial statements. The unaudited results for the year ended December 31, 1997 have been included in this Management's Discussion and Analysis of Financial Condition and Results of Operations to assist in the analysis of the operating results of the Company. In addition, since the eighth-month period ending December 31, 1997 is not considered a full fiscal year, the Company's analysis of results of operations also includes a comparison between the twelve month periods ending April 30, 1997 and 1996.

RESULTS OF OPERATIONS

    The Company currently manages its operations in two business segments: (1) downhole products and services and (2) underbalanced drilling services. Downhole products and services are comprised of the Company's directional drilling services, electric wireline services, tubing conveyed perforating services and downhole tool rentals. The Company's underbalanced drilling services were acquired through the Company's acquisition of ADI in June 1997. Revenues derived from the Company's downhole products and services are reported as rental income and sales of products and services and the direct costs associated with such operations are reported as cost of rentals and cost of products and services. Revenues and costs from the Company's underbalanced drilling services are reported as underbalanced drilling service revenue and cost of underbalanced drilling service.

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

    Revenues from sales of products and services consist of directional drilling services, lost-in-hole charges and sales of its mechanical drilling jars and, to a lesser extent, from pipeline testing operations acquired in the ADI Acquisition. Although pipeline testing operations are managed as part of the Company's underbalanced drilling segment, the Company does not believe their inclusion with operations of the Company's downhole products and services segment is material to the reporting of such segments due to the insignificant nature of these pipeline testing operations. Revenues from the acquired DWS/DAMCO operations also are reflected in sales of products and services. Revenues from services of the Company's directional drillers and MWD technicians are generally billed on a per person/per day basis for the time on assignment at the customer's drill site. Although the Company considers rentals of its downhole drilling motors and MWD equipment to be a significant part of its directional drilling services, revenues from such rentals are currently recorded as rental income for financial statement purposes. The Company's lost-in-hole revenues consist of replacement charges that its customers pay each time a downhole tool is lost-in-hole. The Company sells mechanical drilling jars in a limited number of international markets, primarily to state-owned oil and gas companies.

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

    The operating costs associated with the Company's rentals consist primarily of expenses associated with depreciation, transportation, maintenance and repair and related direct overhead. The costs associated with the Company's sales of products and services consist primarily of the undepreciated portion of the capitalized cost of its downhole tools sold or lost-in-hole and the salaries and related costs associated with the Company's directional drillers and MWD technicians and, to a lesser extent, costs associated with its pipeline testing operations. The costs associated with the Company's underbalanced drilling services consist of costs of third party rentals, repair and maintenance costs and personnel costs.


TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE UNAUDITED TWELVE MONTHS ENDED DECEMBER 31, 1997

     Rental Income. Rental income for the year ended December 31, 1998 was $61.3 million, an increase of 5% from $58.2 million for the same period last year. Exclusive of revenues from IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $3.9 million, rental revenues decreased 2% from the same period last year. Domestic rental income increased $435,000. Rental income from domestic directional drilling activities increased $3.3 million primarily from the expansion of these activities into the U.S. mid-continent region. This increase in domestic rental income was partially offset by decreased rental income of $2.8 million from downhole tools as the result of decreased demand caused by adverse industry conditions. Internationally, rental income decreased $1.4 million. This was the result of decreased directional drilling revenues of $2.3 million in Venezuela due to adverse market conditions in this region resulting in the curtailment by the Company of directional drilling activity in that area and a decrease in rental income from downhole tools primarily in Latin America and Europe of $1.3 million as a result of decreased demand due to adverse industry conditions. This decrease in international rental income was offset by increased downhole tool rental income in the Middle East, Far East and East Africa of $1.9 million and to the expansion of directional drilling activities into Thailand in the third quarter of 1998 of $150,000.

     Sales of Products and Services. Sales of products and services for the year ended December 31, 1998 were $40.0 million compared to $20.5 million for the same period last year. Excluding revenues of $22.2 million associated with DWS/DAMCO, which was acquired in January 1998, Transocean, which was acquired in August 1998, and the first two quarters of 1998 for pipeline testing operations acquired in June 1997, revenues decreased $2.7 million primarily due to decreased directional revenue in Venezuela of $850,000 resulting from the decline in directional drilling activity in that region, decreased revenue from tools lost-in-hole of $1.3 million, decreased pipeline service revenues of $1.0 million and decreased sales of $352,000. This was partially offset by increased revenues from domestic directional drilling operations of $385,000, domestic downhole tool rentals of $299,000, and the expansion of directional drilling operations into Thailand of $392,000.

     Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the year ended December 31, 1998 was $31.0 million compared to $18.7 million for the same period last year resulting from the acquisition of ADI on June 20, 1997. Revenues for the last two quarters of 1998 were $15.2 million compared to $18.0 million for the same two quarters last year.

     Cost of Rentals. Cost of rentals for the twelve months ended December 31, 1998 was $43.4 million, an increase of 23% from $35.3 million for the same period last year. Excluding costs associated with IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $2.8 million, costs increased 15%. Margins, exclusive of IDS and Transocean, decreased from 39% for the twelve months ended December 31, 1997 to 29% for the twelve months ended December 31, 1998, primarily due to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region and the increased use of third party tools which typically generated lower margins as a result of expansion into new applications for the Company's directional drilling services. The margins on IDS and Transocean from their respective acquisition dates were 28% and 31%, respectively.

     Cost of Products and Services. Cost of products and services for the twelve months ended December 31, 1998 was $24.4 million, which was a $12.7 million increase from the same twelve months last year. Excluding costs associated with DWS/DAMCO, which was acquired in January 1998, Transocean, which was acquired in August 1998, and the first two quarters of 1998 for pipeline testing operations, which were acquired in June 1997, of $11.6 million, costs increased $1.1 million. The margin on sales of products and services for the twelve months ended December 31, 1998, excluding the impact of acquisitions, decreased to 28% from 43% for the same twelve months last year primarily due to the hiring of additional directional drillers and MWD technicians combined with increased costs to retain qualified personnel in those positions and to decreased revenues from tools lost-in-hole.

     Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the twelve months ended December 31, 1998 was $19.6 million compared to $10.1 million for the same period last year. Excluding costs incurred during the first two quarters of 1998 for ADI, which was acquired in June 1997, costs decreased $1.2 million. Margins on underbalanced drilling services were 45% compared to 48% during the same period last year, primarily due to the increase in lower margin project management services in Venezuela during the third quarter and to start up costs associated with the expansion of underbalanced drilling services in the U.S. net of this start-up activity, margins increased to 49%.

     Selling, General and Administrative. Selling, general and administrative expenses for the twelve months ended December 31, 1998 were $34.1 million, compared to $16.6 million for the same twelve months last year. Excluding costs of $12.9 million associated with ADI for the first and second quarters, DWS/DAMCO and IDS, costs increased by $5.0 million primarily as a result of increased personnel and compensation costs, increased costs related to business expansion and development activity and increased costs related to an evaluation of an enterprise-wide computer system.

     Depreciation and Amortization. Depreciation and amortization expenses for the twelve months ended December 31, 1998 were $24.5 million compared to $10.3 million for the same twelve months last year. Depreciation expense increased $10.7 million due primarily to increased depreciation expense related to assets acquired in the acquisitions of ADI, DWS/DAMCO, IDS and Transocean and the increased manufacture and purchase of downhole tools and directional equipment. Amortization expense increased $3.4 million primarily as the result of the amortization of goodwill associated with these acquisitions.

     Reorganization Costs. Reorganization costs for the twelve months ended December 31, 1998 were $3.4 million compared to $2.5 million for the same period last year. These costs, which were incurred in the third quarter of 1998, were primarily related to the resignation of the former chief executive officer and to the elimination of corporate leased facilities.

     Non-cash Compensation. Non-cash compensation for the twelve months ended December 31, 1998 was $711,000 which was primarily related to vesting of restricted stock granted to certain executive officers of the Company on October 7, 1997 in connection with the 1997 Long-Term Incentive Plan, compared to $3.5 million for the same period last year related to the vesting of prior grants.

     Research and Development. Research and development expense for the twelve months ended December 31, 1998 was $1.2 million compared to $794,000 during 1997. The increase was primarily the result of costs incurred by IDS in the development of a resistivity tool for its LWD technology.

     Provision for Asset Impairment. As previously discussed, the Company recognized a $53.0 million impairment charge in 1998 primarily relating to the impairment of goodwill.

     Interest Income. Interest income for the twelve months ended December 31, 1998 was $3.4 million compared to $1.6 million for the same twelve months last year. This increase in interest income was the result of interest earned on temporary, short term investments utilizing excess funds from the issuance of the Old Notes through mid-February and the Senior Notes from that date forward.

     Interest Expense. Interest expense for the twelve months ended December 31, 1998 was $24.4 million compared to $5.4 million for the same twelve months last year. This increase was due to the interest on the Old Notes through mid-February and the Senior Notes from that date forward.

     Income Tax Provision. Income tax expense for the twelve months ended December 31, 1998 was $2.1 million, an increase from $1.1 million for the same twelve months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

     Extraordinary Item. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million, representing the excess of the purchase price for the notes over the carrying value on the date of the repurchase.

TRANSITION PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THE
CORRESPONDING PERIOD ENDED DECEMBER 31, 1996

     Rental Income. Rental income for the eight months ended December 31, 1997 (the "Transition Period"), was $42.5 million, an increase of 26% from $33.8 million for the corresponding period ended December 31, 1996. This increase was due primarily to increased demand for directional drilling services and related products in Latin America, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $4.5 million increase in rentals from MWD equipment, downhole motors and other directional drilling tools. In addition, rental income from drilling and fishing jars and slingers increased $1.6 million domestically primarily due to increased demand as the average rig count in the United States increase 21% and $2.5 million internationally, primarily in the Far East, Australia, Middle East and Europe.

     Sales of Products and Services. Sales of products and services for the Transition Period ended December 31, 1997, were $15.0 million, an increase of 31% from $11.5 million for the corresponding period ended December 31, 1996. This increase was primarily the result of pipeline testing revenue of $1.5 million being included in operating results for the first time, an increase in revenue from tools lost-in-hole of $1.1 million and increased demand for directional drilling services and related products in Latin America, the Gulf of Mexico and the U.S. Gulf Coast region, which resulted in a $1.2 million increase in directional services revenue. This was partially offset by decreased sales of tools and parts of $388,000.

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

     Selling, General and Administrative Expenses. For the Transition Period ended December 31, 1997, selling, general and administrative expenses were $14.7 million, an increase of 84% from $8.0 million for the corresponding period ended December 31, 1996. This increase was primarily the result of increased compensation expense related to salary increases and incentive compensation programs, costs related to Dailey's acquisition program, amortization of costs related to the ADI Acquisition and the inclusion of ADI in operating results since June 20, 1997. Cost savings from reorganization efforts partially offset this increase.

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

    Selling, General and Administrative Expenses. For the year ended April 30, 1997, selling, general and administrative expenses, including a $2.8 million non-cash compensation expense, were $14.7 million, an increase of 22% from the $12.1 million for the year ended April 30, 1996. The noncash compensation expense was the result of noncash stock awards granted to certain officers pursuant to the 1996 Key Employee Stock Plan. Exclusive of these non-cash changes, selling, general and administrative expenses were $11.9 million, a 2% decrease from the fiscal year ended April 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working Capital. Cash used in operating activities was $9.5 million during the twelve months ended December 31, 1998. The primary source of cash was the net proceeds from the issuance of the Senior Notes of $268.1 million. Principal uses of cash were to fund acquisitions (net of cash acquired) of $104.0 million, repurchase the Old Notes at a premium for $127.7 million, pay interest on the Senior Notes of $13.2 million and fund capital expenditures of $49.7 million. During the past several years, working capital requirements have been funded through cash generated from operations, additional borrowings, credit facilities, asset sales and proceeds from equity and debt offerings.

     Senior Notes. The Senior Notes were issued pursuant to an indenture dated February 13, 1998 (the "Indenture"). The Indenture contains various covenants customary in such instruments, including covenants that (i) restrict the Company's ability to incur additional indebtedness; (ii) restrict the Company's ability to make restricted payments, including dividends; (iii) restrict the Company's ability to sell assets; (iv) restrict the Company's ability to grant liens on its assets; (v) limit transactions with affiliates and (vi) limit the Company's ability to engage in certain extraordinary transactions, including transactions involving a change in control of the Company or the sale of substantially all of the Company's assets. The Senior Notes are guaranteed by all of the Company's domestic subsidiaries, bear interest at 9 1/2% that is payable semi-annually on February 15 and August 15 of each year, mature on February 15, 2008 and are redeemable at the option of the Company for stipulated redemption prices on or after February 15, 2003. The issuance of the Senior Notes substantially increased the Company's level of indebtedness over historical levels. The Company's increased level of indebtedness has had, and will have several important affects on the Company's operations, including (i) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic and industry conditions (including current industry conditions), as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures and general corporate and other purposes may be limited.

     Capital Expenditures. Capital expenditures, exclusive of acquisitions, of approximately $49.7 million were made during the twelve months ended December 31, 1998. Of this amount, $40.3 million was for downhole tools, primarily MWD and other directional equipment, hydraulic drilling jars, hydraulic fishing jars and related inventory. The Company currently has budgeted capital expenditures for 1999 of $6.5 million. The level of capital expenditures in 1999 will be determined based upon a variety of factors, including the Company's assessment of future demand for its products and services, the level of cash flows being generated by the Company's operations and the success of the Company's plans for streamlining and reorganizing operations to current industry conditions and the level of funds necessary to service the Company's debt burden.

     Funding of 1999 Operations. The Company believes that, assuming no further deterioration in market conditions and demand for the Company's products and services, the Company's existing cash as well as additional capacity to obtain financing from third parties will allow it to continue to finance its operations through 1999. In this regard, the Company currently has no significant outstanding debt other than under the Senior Notes and debt assumed in the IDS acquisition, and believes that it has capacity, utilizing all or a part of its assets as security, to borrow additional funds from a bank or other lender that will be sufficient to allow the Company to fund its operations through 1999. However, the Company currently does not have any commitment or other indication from any third party of its willingness to lend the Company such additional funds and no assurance can be given that such a financing transaction can be completed on terms acceptable to the Company. In the event the Company is unable to obtain such third party financing, the Company does not believe its cash on hand and current level of operations will be sufficient to fund its operations during 1999 or make the August 1999 interest payment due on the Senior Notes, in which case the Company will be required to sell assets, negotiate a restructuring of its debt obligations with the holders of its Senior Notes or seek protection under the United States bankruptcy code.

INFLATION AND FOREIGN EXCHANGE

     Inflation has not had a significant impact on Dailey's comparative results of operations. For the year ended December 31, 1998, transactions conducted in United States dollars accounted for approximately 84% of the Company's total revenues. The Company believes that the percentage of its total revenues relating to transactions conducted in foreign currencies will continue to increase due to continued expansion of the Company's international operations and the DWS/DAMCO Acquisition. The Company currently does not engage in hedging transactions to protect itself against foreign currency fluctuations but rather seeks to protect itself from fluctuations in foreign currencies by accelerating conversion of such currencies into United States dollars and by continual evaluation of the Company's level of operations in such markets.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 130. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company adopted the provisions on January 1, 1998.

     SFAS No. 131. Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the new requirements on October 1, 1998.

     SFAS NO. 133. In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS
No. 133"), Accounting for Derivative Instruments and Hedging Activities, which establishes standards for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. SFAS No. 133 is effective for years beginning after June 15, 1999, at which time the Company will adopt this provision. The Company does not expect SFAS No. 133 to have a material effect on the Company's financial statements.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases for both internal systems and operating equipment and third party systems: assessment, remediation, testing and implementation. For internal systems and operating equipment, the Company has reviewed all domestic systems and hardware and is in the process of performing the same for international systems and hardware and operating equipment. The Company estimates that it is approximately 90% complete in the assessment and remediation phases and 50% complete in the testing and implementation phases for internal systems and operating equipment. For third party systems, the Company has mailed a survey to all customers and vendors requesting evaluation of their Year 2000 issues and currently expects receipt of responses by June, 1999. The Company will compile and analyze these responses and establish appropriate action at that time.

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

     The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all phases of the Year 2000 project. Although the Company currently expects to complete its Year 2000 project prior to the millennium, in the event the Company does not complete additional phases or if such phases are ineffective in addressing the Year 2000 issue, the Company would be unable to perform certain international directional drilling operations, process international financial ledgers, and track inventory. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. In addition, if the Company's third party vendors, suppliers or customers are not Year 2000 compliant, the Company's operations could be adversely affected if such third parties cannot supply goods and services required by the Company in a timely manner, causing the Company to be unable to provide its goods and services in a timely manner or at the Company's current standards of quality, which could subject the Company to third party lawsuits and reduce demand for the Company's goods and services. In addition, demand for the Company's goods and services will be adversely affected if its customers operations are adversely affected by the Year 2000 issue. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion of its Year 2000 project in July 1999 and determine whether such plans are necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The tables below provide information about the Company's financial instruments that are sensitive to changes in interest rates.

     For debt obligations, the tables below present expected cash flows and related weighted-average interest rates expected by maturity dates. The fair value of the Senior Notes is based on information provided by an investment bank at year end. The fair value of the Company's long-term bank notes and other debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                    Expected Maturity Date                           FAIR
                     ----------------------------------------------------           VALUE
                     1999     2000    2001    2002    THEREAFTER    TOTAL          12/31/98
                     ----     ----    ----    ----    ----------    -----          --------
                               (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGE)

Long Term Debt
Debt Service(a)     $26.3     26.3    26.3    26.3         143.9    $537.4           $130.4

Average effective
 interest rate        9.9%     9.9%    9.9%    9.9%          9.9%     9.9%

                             EXPECTED MATURITY DATE

                                                                                     FAIR
                                                                                    VALUE
                     1998     1999    2000    2001    THEREAFTER    TOTAL          12/31/97
                     ----     ----    ----    ----    ----------    -----          --------
                               (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGE)
Long Term Debt
Debt Service(a)     $11.4     11.2    11.2    11.2       67.3       $227.3           $120.9

Average effective
 interest rate       10.3%    10.2%   10.2%   10.2%      10.2%       10.2%

(a) Assumes scheduled maturities are funded with available resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements of the Company meeting the requirements of Regulation S-X (except Section 210.305 and Article 11 thereof) are included herein on pages F-1 through F-32 hereof.

    Other financial statements and schedules required under Regulation S-X, if any, are filed pursuant to Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Part III, Items 10 through 13, inclusive, of Form 10-K is hereby incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

                                                                                     PAGE
                                                                                     ----

        Index.....................................................................   F-1
        Report of Independent Auditors............................................   F-2
        Consolidated Balance Sheets at December 31, 1998 and 1997.................   F-3
        Consolidated Statements of Operations for the Year Ended December 31,
          1998, Eight Months Ended December 31, 1997 and 1996 and the Years
          Ended April 30, 1997 and 1996...........................................   F-4
        Consolidated Statements of Stockholders' Equity for the Year Ended
          December 31, 1998, Eight Months Ended December 31, 1997 and the Years
          Ended April 30, 1997 and 1996...........................................   F-5
        Consolidated Statements of Cash Flows for the Year Ended December 31,
          1998, Eight Months Ended December 31, 1997 and 1996 and the Years
          Ended April 30, 1997 and 1996...........................................   F-6
        Notes to Consolidated Financial Statements................................   F-7

          The following consolidated financial statement schedule is included in
          Item 14(d):
            Schedule II Valuation and Qualifying Accounts.........................   F-32

    All other schedules are omitted because either they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

    (b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

         EXHIBIT
         NUMBER                                 DESCRIPTION
      -----------         ------------------------------------------------------

         3.1        --     Restated Certificate of Incorporation.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-1 (File No.
                           333-04593))

         3.2        --     Restated Bylaws of the Company. (Incorporated by
                           reference from the Company's Registration Statement on Form S-1 (File No. 333-04593))

         3.3        --     Amendment to Restated Certificate of Incorporation
                           dated October 7, 1997. (Incorporated by reference from the Company's Registration Statement on Form S-4
                           (File No. 333-47345))

         4.1        --     Form of Class A Common Stock Certificate.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-4 (File No.
                           333-47345))

         4.2        --     See Exhibits 3.1, 3.2 and 3.3 for provisions of
                           the Restated Certificate of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Class A Common Stock.

         4.3        --     Indenture Dated February 13, 1998, by and between
                           the Company, the Subsidiary Guarantors and the U.S.
                           Trust Company of Texas, N.A. relating to the Company's 9 1/2% Senior Notes Due 2008. (Incorporated by reference from the Company's Registration
                           Statement on Form S-4 (File No. 333-47345))

         4.4        --     Form of Note for the Company's Senior Notes Due
                           2008. (Incorporated by reference from the Company's
                           Registration Statement on Form S-4 (File No.
                           333-47345))

           4.5      --     Registration Rights Agreement dated March 23,
                           1998, between the Company and the former shareholders of IDS (incorporated by reference from amendment No.
                           1 to the Company's registration statement on Form S-4
                           (file no. 333-47345)).

           4.6      --     See Exhibits 10.3 through 10.5 and Exhibit 10.12 for
                           additional instruments defining the rights of holders common stock of the Company and of long-term debt of the Company and its Subsidiaries.

          10.1      --     Relationship Agreement by and between the Company
                           and Lawrence Industries, Inc. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-04593))

          10.2      --     Office Lease Agreement by and between the Company
                           as lessee and Lawrence International, Inc. as lessor.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-1 (File No.
                           333-04593))

          10.3      --     Registration Rights Agreement by and between the
                           Company and Lawrence Industries, Inc. (Incorporated by reference from the Company's Registration
                           Statement on Form S-1 (File No. 333-04593))

         +10.4      --     Dailey Petroleum Services Corp. 1996 Key Employee
                           Stock Plan. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File
                           No. 333-04593))

         +10.5      --     Dailey Petroleum Services Corp. 1996 Non-Employee
                           Director Stock Option Plan. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-04593))

          10.6      --     Tax Allocation Agreement by and between the
                           Company and Lawrence Industries, Inc. (Incorporated by reference from the Company's Registration
                           Statement on Form S-1 (File No. 333-04593))

          10.7      --     Form of Indemnification Agreement between the
                           Company and its directors. (Incorporated by reference from the Company's Registration Statement on Form S-1
                           (File No. 333-04593))

          10.8      --     Form of Indemnification Agreement between the
                           Company and its executive officers. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-04593))

         +10.9     --      Amended Employment Agreement between the Company
                           and William D. Sutton dated December 31, 1997.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-4 (File No.
                           333-47345))

         +10.10     --     Employment Agreement between the Company and J.D.
                           Lawrence dated November 27, 1996. (Incorporated by reference from the Company's Quarterly Report on Form
                           10-Q for the three months ended January 31, 1997)

          10.11     --     1997 Long-Term Incentive Plan. (Incorporated by
                           reference from the Company's Registration Statement on Form S-4 (File No. 333-47345))

          10.12     --     Employment Agreement between the Company and John
                           Beard, as amended

          10.13     --     Employment Agreement between the Company and Al Kite

          21.1      --     List of Subsidiaries of the Company. (Incorporated
                           by reference from the Company's Registration
                           Statement on Form S-4 (File No. 333-47345))

          23.1      --     Consent of Ernst & Young LLP

          27.1      --     Financial Data Schedule.



----------

+   Management Contract.

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

                                             DAILEY INTERNATIONAL INC.

                                             By: /s/ AL KITE
                                                -------------------------------
                                                         A. E. Kite
                                                 Interim Chief Executive Officer
                                                        and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                                POSITION                              DATE
-----------------------------     -------------------------------           -------------------
/s/ J. D. LAWRENCE                    Chairman of the Board                     March 31, 1999
-----------------------------
J. D. Lawrence


/s/ A.E. KITE                         Interim Chief Executive                   March 31, 1999
-----------------------------           Officer and Director
A. E. Kite


/s/ WILLIAM D. SUTTON                 Senior Vice President, General            March 31, 1999
-----------------------------          Counsel, Corporate Secretary
William D. Sutton                      and Director


/s/ JOHN BEARD                        Interim Chief Financial                   March 31, 1999
-----------------------------          Officer
John Beard

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                          AIR DRILLING SERVICES, INC.

                                          By: /s/ CHAMAN MALHOTRA
                                              ---------------------------------
                                                  Chaman Malhotra
                                                     President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.


        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------
/s/ A. E. KITE                      Chairman of the Board and              March 31, 1999
-------------------------            Director
A. E. Kite


/s/ JAMES C. BRAME                  Vice President, Treasurer and          March 31, 1999
-------------------------            Director (Principal
James C. Brame                       Financial and Accounting
                                     Officer)

/s/ CHAMAN MALHOTRA                 President and Director                 March 31, 1999
-------------------------            (Principal Executive
Chaman Malhotra                      Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                        AIR DRILLING INTERNATIONAL, INC.

                                        By: /s/ CHAMAN MALHOTRA
                                            -----------------------------------
                                                     Chaman Malhotra
                                                     President


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.



        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------
/s/ A. E. KITE                      Chairman of the Board and              March 31, 1999
-------------------------            Director
A. E. Kite


/s/ WILLIAM D. SUTTON               Director                               March 31, 1999
-------------------------
William D. Sutton


/s/ JAMES C. BRAME                  Vice President, and Director           March 31, 1999
-------------------------            (Principal Financial and
James C. Brame                       Accounting Officer)


/s/ CHAMAN MALHOTRA                 President and Director                 March 31, 1999
-------------------------            (Principal Executive
Chaman Malhotra                      Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                        DAILEY WORLDWIDE SERVICES, CORP.


                                        By:  /s/ A. E. KITE
                                            ----------------------------------
                                                 A. E. Kite
                                                 President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.


        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------
/s/ A. E. KITE                      President and Sole Director            March 31, 1999
-------------------------            (Principal Executive Officer)
A. E. Kite


/s/ JOHN BEARD                      Vice President and Treasurer           March 31, 1999
-------------------------            (Principal Financial and
John Beard                           Accounting Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                         DAILEY ENVIRONMENTAL
                                         REMEDIATION TECHNOLOGIES, INC.


                                         By:  /s/ A. E. KITE
                                             ----------------------------------
                                                 A. E. Kite
                                                 President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.


        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------
/s/ A. E. KITE                      President and Sole Director            March 31, 1999
-------------------------            (Principal Executive Officer)
A. E. Kite


/s/ JOHN BEARD                      Vice President and Treasurer           March 31, 1999
-------------------------            (Principal Financial and
John Beard                           Accounting Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                        INTERNATIONAL PETROLEUM
                                        SERVICES, INC.


                                        By:  /s/ A. E. KITE
                                             ----------------------------------
                                                 A. E. Kite
                                                  President


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.



        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------
/s/ A. E. KITE                      President and Sole Director            March 31, 1999
-------------------------            (Principal Executive Officer)
A. E. Kite


/s/ JOHN BEARD                      Vice President and Treasurer           March 31, 1999
-------------------------            (Principal Financial and
John Beard                           Accounting Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                          COLUMBIA PETROLEUM SERVICES CORP.


                                          By:  /s/ A. E. KITE
                                              ----------------------------------
                                                   A. E. Kite
                                                    President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.



        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------
/s/ A. E. KITE                      President and Sole Director            March 31, 1999
-------------------------            (Principal Executive Officer)
A. E. Kite


/s/ JOHN BEARD                      Vice President and Treasurer           March 31, 1999
-------------------------            (Principal Financial and
John Beard                           Accounting Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                        DAILEY INTERNATIONAL SALES
                                        CORP.


                                          By:  /s/ A. E. KITE
                                              ----------------------------------
                                                   A. E. Kite
                                                    President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.



        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------
/s/ A. E. KITE                      President and Sole Director            March 31, 1999
-------------------------            (Principal Executive Officer)
A. E. Kite


/s/ JOHN BEARD                      Vice President and Treasurer           March 31, 1999
-------------------------            (Principal Financial and
John Beard                           Accounting Officer)

                                   SIGNATURES

    Pursuant to the requirements of Section 15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March, 1999.

                                        DAILEY ENERGY SERVICES, INC.


                                          By:  /s/ A. E. KITE
                                              ----------------------------------
                                                   A. E. Kite
                                                    President

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the indicated on the 31st day of March, 1999.





        NAME                                POSITION                           DATE
-----------------------------     ---------------------------------     -------------------

/s/ DWIGHT GOOLSBAY                 Director                               March 31, 1999
-------------------------
Dwight Goolsbay

/s/ A. E. KITE                      President and Director                 March 31, 1999
-------------------------            (Principal Executive Officer)
A. E. Kite


/s/ JOHN BEARD                      Vice President and Treasurer           March 31, 1999
-------------------------            (Principal Financial and
John Beard                           Accounting Officer)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Auditors.........................................    F-2
Consolidated Financial Statements:
Consolidated Balance Sheets............................................    F-3
Consolidated Statements of Operations..................................    F-4
Consolidated Statements of Stockholders' Equity........................    F-5
Consolidated Statements of Cash Flows..................................    F-6
Notes to Consolidated Financial Statements.............................    F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Dailey International Inc.

    We have audited the accompanying consolidated balance sheets of Dailey International Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998, the eight month period ended December 31, 1997 and for each of the two years in the period ended April 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dailey International Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998, eight month period ended December 31, 1997 and for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and negative operating cash flows in recent periods and has a deficiency in stockholders' equity at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.



                                                ERNST & YOUNG LLP

Houston, Texas
March 29, 1999

                            DAILEY INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,
                                                                    ----------------------
                                ASSETS                                1998         1997
                                                                    ---------    ---------
                                                                        (IN THOUSANDS)
Current assets:
  Cash and cash equivalents .....................................   $  32,843    $  59,837
  Accounts receivable, net ......................................      32,803       34,601
  Accounts receivable from affiliates ...........................         362         --
  Deferred income taxes .........................................          --          465
  Prepaid expenses and other current assets .....................       4,778        2,304
                                                                    ---------    ---------
         Total current assets ...................................      70,786       97,207
Revenue-producing tools and inventory, net ......................     141,524       79,056
Property and equipment, net .....................................      13,255        8,181
Deferred income taxes ...........................................        --           --
Accounts receivable from officer ................................        --            250
Goodwill, net ...................................................      22,275       19,183
Investment in joint venture .....................................       7,100         --
Other assets ....................................................      17,233        5,400
                                                                    ---------    ---------
         Total assets ...........................................   $ 272,173    $ 209,277
                                                                    =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ......................   $  25,055    $  23,804
  Accounts payable to affiliate .................................        --            483
  Income taxes payable ..........................................       3,987        2,417
  Current portion of long-term debt .............................       1,048          146
                                                                    ---------    ---------
         Total current liabilities ..............................      30,090       26,850
Long-term debt ..................................................     275,060      114,229
Deferred income taxes ...........................................       5,910        1,238
Other noncurrent liabilities ....................................       1,298        1,559
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value: 5,000,000 shares authorized;
    none issued .................................................        --           --
  Common stock, Class A, $0.01 par value: 20,000,000 shares
    authorized; 5,703,655 and 4,627,598 issued
    and 5,135,504 and 4,483,598 outstanding at
    December 31, 1998 and 1997, respectively;
    Class B, $0.01 par value: 10,000,000 shares
    authorized, 5,000,000 shares issued and outstanding at
    December 31, 1998 and 1997...................................         106           94
  Treasury stock (568,151 and 144,000 shares at
    December 31, 1998 and 1997, respectively) ...................      (4,048)      (1,047)
  Paid-in capital ...............................................      52,437       41,335
  Accumulated other comprehensive income ........................      (1,026)        (154)
  Retained earnings .............................................     (87,654)      25,173
                                                                    ---------    ---------
         Total stockholders' equity .............................     (40,185)      65,401
                                                                    ---------    ---------
         Total liabilities and stockholders' equity .............   $ 272,173    $ 209,277
                                                                    =========    =========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    EIGHT MONTHS ENDED
                                                  YEAR ENDED           DECEMBER 31,               YEAR ENDED APRIL 30,
                                                  DECEMBER 31,   --------------------------    --------------------------
                                                      1998           1997          1996           1997            1996
                                                  -----------    -----------    -----------    -----------    -----------
                                                                                 (UNAUDITED)
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Rental income ...............................   $    61,255    $    42,454    $    33,761    $    49,497    $    42,987
  Sales of products and
     services .................................        40,037         15,010         11,454         16,954         15,952
  Underbalanced drilling ......................        31,025         18,685           --             --             --
                                                  -----------    -----------    -----------    -----------    -----------
                                                      132,317         76,149         45,215         66,451         58,939
Costs and expenses:
  Cost of rentals .............................        43,442         24,525         21,469         31,527         27,617
  Cost of products and
     services .................................        24,443          9,142          6,131          8,775          7,857
  Cost of underbalanced
     drilling .................................        19,559         10,098           --             --             --
  Selling, general and
     administrative ...........................        34,126         13,672          7,748         11,543         11,829
  Depreciation and amortization ...............        24,481          8,106          4,197          6,593          5,726
  Reorganization cost .........................         3,413          2,453           --             --             --
  Non-cash compensation .......................           711            661           --            2,807           --
  Research and development ....................         1,192            190            549            850            728
  Provision for asset impairment ..............        53,037           --             --             --             --
                                                  -----------    -----------    -----------    -----------    -----------
                                                      204,404         68,847         40,094         62,095         53,757
                                                  -----------    -----------    -----------    -----------    -----------
Operating income (loss)........................       (72,087)         7,302          5,121          4,356          5,182
Other (income) expense:
  Interest income .............................        (3,425)        (1,342)          (410)          (640)          (104)
  Interest expense-nonaffiliates ..............        24,429          5,252            486            671            785
  Interest expense-affiliate ..................          --             --              172            162            182
  Other, net ..................................            42            396           (149)           188            278
                                                  -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and
  extraordinary item ..........................       (93,133)         2,996          5,022          3,975          4,041
Provision for income taxes ....................         2,115          1,319          1,829          1,511          1,427
                                                  -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary item .......       (95,248)         1,677          3,193          2,464          2,614
Extraordinary item, net of taxes ..............       (17,579)          --             --             --             --
                                                  -----------    -----------    -----------    -----------    -----------
Net income (loss) .............................   $  (112,827)   $     1,677    $     3,193    $     2,464    $     2,614
                                                  ===========    ===========    ===========    ===========    ===========
Earnings (loss) per share before
  extraordinary item:
  Basic .......................................   $     (9.67)   $      0.18    $      0.42    $      0.30            N/A
  Diluted .....................................   $     (9.67)   $      0.18    $      0.42    $      0.30            N/A
Earnings (loss) per share:
  Basic .......................................   $    (11.46)   $      0.18    $      0.42    $      0.30            N/A
  Diluted .....................................   $    (11.46)   $      0.18    $      0.42    $      0.30            N/A
Pro forma earnings per share:
  Basic .......................................           N/A            N/A            N/A            N/A    $      0.40
  Diluted .....................................           N/A            N/A            N/A            N/A    $      0.40
Weighted average shares
  outstanding:
  Basic .......................................     9,848,368      9,228,009      7,594,286      8,138,104            N/A
  Diluted .....................................     9,848,368      9,329,400      7,637,214      8,178,576            N/A
Pro forma weighted average shares
  outstanding:
  Basic .......................................           N/A            N/A            N/A            N/A      6,610,000
  Diluted .....................................           N/A            N/A            N/A            N/A      6,610,000

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             CLASS      CLASS                              ACCUMULATED
                                               A          B                                   OTHER                    TOTAL
                                  PREFERRED  COMMON     COMMON    TREASURY      PAID-IN   COMPREHENSIVE   RETAINED STOCKHOLDERS'
                                   STOCK      STOCK     STOCK      STOCK        CAPITAL      INCOME       EARNINGS    EQUITY
                                  --------- --------   --------   --------      --------  -------------  --------- -------------
                                                                       (IN THOUSANDS)
Balance at April 30, 1995 .......   $--     $   --     $     50   $   --        $  4,559     $   --      $ 28,418    $ 33,027
  Net income ....................    --         --         --         --            --           --         2,614       2,614
                                    -----   --------   --------   --------      --------     --------    --------    --------
Balance at April 30, 1996 .......    --         --           50       --           4,559         --        31,032      35,641
                                    -----   --------   --------   --------      --------     --------    --------    --------
  Net income ....................    --         --         --         --            --           --         2,464       2,464
  Dividend ......................    --         --         --         --            --           --       (10,000)    (10,000)
  Net proceeds from sale of stock    --           39       --         --          27,610         --          --        27,649
  Capital contribution ..........    --         --         --         --           5,000         --          --         5,000
  Purchases of treasury stock ...    --         --         --         (234)         --           --          --          (234)
  Provision for stock awards ....    --            4       --         --           2,803         --          --         2,807
                                    -----   --------   --------   --------      --------     --------    --------    --------
Balance at April 30, 1997 .......    --           43         50       (234)       39,972         --        23,496      63,327
                                    -----   --------   --------   --------      --------     --------    --------    --------
  Net income ....................    --         --         --         --            --           --         1,677       1,677
  Translation adjustment ........    --         --         --         --            --           (154)       --          (154)
                                                                                                                     --------
  Comprehensive income ..........                                                                                       1,523
                                                                                                                     --------
  Purchases of treasury stock ...    --         --         --         (813)         --           --          --          (813)
  Provision for stock awards ....    --         --         --         --             661         --          --           661
  Exercise of stock options .....    --            1       --         --             702         --          --           703
                                    -----   --------   --------   --------      --------     --------    --------    --------
Balance at December 31, 1997 ....    --           44         50     (1,047)       41,335         (154)     25,173      65,401
                                    -----   --------   --------   --------      --------     --------    --------    --------
  Net loss ......................    --         --         --         --            --           --      (112,827)   (112,827)
  Translation adjustment ........    --         --         --         --            --         (1,080)       --        (1,080)
  Unrealized gain on cash
     equivalent investments .....    --         --         --         --            --            208        --           208
                                                                                                                     --------
  Comprehensive income (loss) ...                                                                                    (113,699)
                                                                                                                     --------
  Stock issuance for
     acquisition, including
     returned shares ............    --           11       --       (2,747)        9,437         --          --         6,701
  Provision for stock awards ....    --            1       --                      1,665         --          --         1,666
  Purchase of treasury stock ....    --           --       --         (254)           --         --          --          (254)
                                    -----   --------   --------   --------      --------     --------    --------    --------
Balance at December 31, 1998 ....   $--     $     56   $     50   $ (4,048)     $ 52,437     $ (1,026)   $(87,654)   $(40,185)
                                    =====   ========   ========   ========      ========     ========    ========    ========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       EIGHT MONTHS ENDED
                                                    YEAR ENDED             DECEMBER 31,              YEAR ENDED APRIL 30,
                                                    DECEMBER 31,    --------------------------    --------------------------
                                                       1998            1997           1996           1997           1996
                                                   -------------    -----------    -----------    -----------    -----------
                                                                                   (UNAUDITED)
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) ..............................   $    (112,827)   $     1,677    $     3,193    $     2,464    $     2,614
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Extraordinary loss on repurchase of notes ....          17,579
  Depreciation .................................          20,432          7,339          4,157          6,530          5,689
  Amortization .................................           4,049            767             40             63             37
  Deferred income taxes ........................           2,437            100            511           (783)          (816)
  Write-off/amortization of debt
     issuance costs.............................             806           --             --             --             --
  Provision for asset impairment...............           53,037           --             --             --             --
Provision for doubtful accounts ................           2,176            561            208            305            256
  (Gain) loss on sale and disposition of
     property and equipment ....................            (311)            10            (11)           159              6
Provision for stock awards .....................           1,665            661           --            2,807           --
Changes in operating assets and liabilities
  (net of the effects of acquisitions):
  Accounts receivable trade ....................           9,058         (9,497)        (5,960)        (2,605)        (2,498)
  Accounts receivable from/payable to
     officers and affiliates ...................           4,780             41         (4,570)           628           (538)
  Prepaid expenses and other ...................          (9,677)          (171)        (1,716)          (972)           347
  Accounts payable and accrued liabilities .....          (3,261)        10,526          4,823          1,575           (932)
  Income taxes payable .........................             570         (1,322)           690          1,492            741
                                                   -------------    -----------    -----------    -----------    -----------
Net cash provided by (used in) operating
  activities ...................................          (9,487)        10,692          1,365         11,663          4,906

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory ....................................         (47,473)       (22,792)       (15,696)       (21,825)       (12,173)
Inventory transferred to cost of rentals .......           7,138          6,386          4,311          5,913          5,521
Revenue-producing tools lost in hole,
  abandoned and sold ...........................           2,364          1,976          1,419          1,983          2,551
Additions to property and equipment ............          (9,382)        (8,394)          (509)          (660)          (883)
Proceeds from sale of property and equipment ...           1,923            617             94            126            916
Investment in joint venture.....................          (7,100)          --             --             --             --
Acquisitions ...................................         (96,884)       (46,226)          --           (1,584)          --
Unrealized gain on cash equivalent investments .             208           --             --             --             --
                                                   -------------    -----------    -----------    -----------    -----------
Net cash used in investing activities ..........        (149,206)       (68,433)       (10,381)       (16,047)        (4,068)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt .............         268,125        159,597            400            400          1,300
Payments on outstanding debt ...................        (122,442)       (52,826)        (4,628)        (5,198)        (1,967)
Extraordinary loss on repurchase of notes ......         (12,650)
Financing costs ................................            --           (4,129)          --             --             --
Payment of promissory note .....................            --             --           (5,000)        (5,000)          --
Purchase of treasury stock .....................            (254)          (813)          --             (234)          --
Exercise of stock options ......................            --              703           --             --             --
Net proceeds from sale of common stock .........            --             --           27,834         27,649           --
                                                   -------------    -----------    -----------    -----------    -----------
Net cash provided by (used in) financing
  activities ...................................         132,779        102,532         18,606         17,617           (667)
Effect of foreign  exchange  rate changes
  on cash.......................................          (1,080)          (154)          --             --             --
                                                   -------------    -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash
  equivalents ..................................         (26,994)        44,637          9,590         13,233            171
Cash and cash equivalents at beginning of
  period .......................................          59,837         15,200          1,967          1,967          1,796
                                                   -------------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period .....   $      32,843    $    59,837    $    11,557    $    15,200    $     1,967
                                                   =============    ===========    ===========    ===========    ===========


                             See accompanying notes.

                          DAILEY INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1. GOING CONCERN

     In response to adverse industry conditions, the Company began during the third quarter of 1998 to review and implement cost saving strategies to reduce its cost structure to bring it more in line with then current industry conditions, including consolidating or eliminating operations and reducing overhead. As a result of these efforts, the Company recorded a reorganization charge during 1998 of $3.4 million. (See Note 17). The Company has continued to review methods in which it can reduce its cost structure and reduce overhead; however, the Company believes that its ability to further reduce costs is severely limited due to unfavorable terms in employment agreements, which require an aggregate of approximately $9.8 million in severance costs in the event of early termination.

    In addition, the Company retained an investment bank to advise the Company on alternatives to enhance shareholder value, including acquisitions and/or divestitures of certain businesses. Although the Company will continue to review opportunities presented to it for the sale or divestiture of businesses, the Company currently does not have any intent of disposing of any of its assets or businesses.

     Assuming no further deterioration in market conditions and demand for the Company's products and services, the Company believes its existing cash as well as its capacity to obtain additional financing from third parties will allow it to continue to finance its operations through 1999. In this regard, the Company currently has no outstanding debt other than under the Senior Notes (see Note
10) and debt assumed in the IDS acquisition (see Note 4), and believes that it has capacity, utilizing all or part of its assets as security, to borrow additional funds from a bank or other lender, that will be sufficient to allow the Company to fund its operations through 1999. However, the Company currently does not have any commitment or other indication from any third party of its willingness to lend the Company such additional funds and no assurance can be given that such a financing transaction can be completed on terms acceptable to the Company. In the event the Company is unable to obtain such third party financing, the Company does not believe its cash on hand and current level of operations will be sufficient to fund its operations during 1999, in which case the Company will be required to sell assets, negotiate a restructuring of debt obligations with the holders of its Senior Notes or seek protection under the United States bankruptcy code. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

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

     The Company currently manages its operations in two business segments: (1) downhole products and services and (2) underbalanced drilling services. Downhole products and services are comprised of the Company's directional drilling services, electric wireline services, tubing conveyed perforating services and downhole tool rentals. The Company's underbalanced drilling services were acquired through the Company's acquisition of Air Drilling International, Inc. ("ADI") in June 1997. Founded in 1945 as a rental tool company, Dailey began offering directional drilling services in 1984 and currently provides such services in the Gulf of Mexico, the United States Gulf Coast region, and most recently, Venezuela, Louisiana and the Austin Chalk formation in Texas. In June 1997, the Company acquired ADI and, as a result, became a leading provider worldwide of air drilling services for underbalanced drilling applications. The Company operates in one business segment. In January 1998, the Company acquired the operating assets and liabilities of Directional Wireline Services, Inc. ("DWS"), DAMCO Tong Services, Inc. and DAMCO Services, Inc. (collectively, "DAMCO", and with DWS, "DWS/DAMCO"), which are headquartered in Houma, Louisiana. DWS/DAMCO provides specialized drilling, workover, completion and production services to the Gulf of Mexico and Nigerian markets. In March 1998, the Company acquired Integrated Drilling Systems, Limited ("IDS"), which is headquartered in Aberdeen, Scotland. IDS manufactures directional drilling tools. In August 1998, the Company acquired substantially all of the assets of the directional drilling business of Transocean Petroleum Technology Limited ("Transocean") located in Aberdeen, Scotland. In December 1998 Dailey, through its subsidiary Air Drilling Services, Inc., acquired 51% of International Nitrogen Services, Inc. ("INS"), a joint venture with MG Generon, Inc. The company, headquartered in Houston, Texas, provides non-cryogenic nitrogen generators and production units for use in the on-site production of nitrogen for injection in downhole drilling of oil and gas.

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

    The Company has historically had significant transactions with Lawrence and its affiliates which are reflected in the accompanying consolidated financial statements on the basis established between the Company and Lawrence. See Notes 9 and 13.

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

Accounts Receivable

    Accounts receivable are net of allowances for doubtful accounts of $4.4 million and $1.8 million at December 31, 1998 and 1997,respectively.

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

    Tools manufactured and assembled are transferred to revenue-producing tools as completed at the total cost of components, subassemblies, expendable parts, direct labor and indirect costs of each tool. For U.S. and certain international locations, components, subassemblies and expendable parts are capitalized as inventory and expensed as tools are repaired and maintained. Components, subassemblies and expendable parts are expensed when shipped to certain international locations.

Capitalized Interest

    Interest costs for the construction of revenue-producing tools are capitalized. The Company capitalized interest costs of $1.2 million and $396,000 on work in progress for the twelve months ended December 31, 1998 and eight months ended December 31, 1997, respectively. Such amounts were not significant in other prior periods.

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

Investment in Joint Venture

    The Company accounts for its 51% investment in INS using the equity method of accounting. The equity method is utilized due to the participating rights of the minority shareholder.

Intangible Assets

    Patents and other intangibles are amortized over 5 to 17 years and goodwill is amortized over 20 to 40 years. Accumulated amortization, including goodwill amortization, was $4.0 million and $1.2 million, as of December 31, 1998 and December 31, 1997, respectively. (See Note 18).

Impairment of Long-Lived Assets

    The carrying value of long-lived assets, principally revenue-producing tools, goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset. The amount of impairment, if any, is determined by comparing the carrying value of the related asset to its determined current fair value. (See Note 18).

Stock Based Compensation

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to use the "intrinsic value based method" of accounting for its stock option plans. This method does not result in the recognition of compensation expense at the time employee stock options are granted, if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. (See Note 16).

Income Taxes

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

Foreign Currency Exchange

    The U.S. dollar is the functional currency for the majority of the Company's operations. Foreign exchange gain (loss) for the twelve months ended December 31, 1998 was $256,000, and for the eight months ended December 31, 1997 and 1996 was $296,000 and ($135,000), respectively, and for the fiscal years ended April 30, 1997 and 1996 was $19,000 and $239,000, respectively.

Earnings Per Share

     The Company has reported earnings per share for all periods in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded. The method of calculating diluted earnings per share is similar to fully diluted earnings per share which was previously not required to be reported if the effect of the dilution was less than three percent. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. SFAS No. 128 resulted in no change in restated basic earnings per share for the years ended April 30, 1997 and 1996.

Reclassifications

    Certain reclassifications have been made to the eight months ended December 31, 1997 and years ended April 30, 1997 and 1996 financial statements to conform to the current year presentation.

New Accounting Pronouncements

    SFAS No. 130. In June 1997, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company adopted the provisions on January 1, 1998.

    SFAS No. 131. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the new requirements at December 31, 1998.

    SFAS NO. 133. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. SFAS No. 133 is effective for years beginning after June 15, 1999, at which time the Company will adopt this provision. The Company does not expect SFAS No. 133 to have a material effect on the Company's financial statements.

4. ACQUISITIONS

    ADI Acquisition: In June 1997, the Company purchased the stock of ADI (a provider of air drilling services for underbalanced drilling applications) for $46.4 million, including the repayment of approximately $16.8 million of ADI indebtedness, financed with bank debt of $45.5 million and proceeds from the Company's initial public offering in 1996. The ADI acquisition was accounted for under the purchase method of accounting. As a result, the assets and liabilities of ADI were recorded at their estimated fair market values as of the date of the ADI Acquisition. The Company recorded goodwill of approximately $21.1 million relating to the excess of the purchase price over the fair market value of ADI's assets, which will be amortized over 20 years and result in approximately $1.1 million in amortization expense per year.

    DWS/DAMCO Acquisition: In January 1998, the Company acquired the operating assets and liabilities of DWS/DAMCO. The aggregate purchase price for DWS/DAMCO was $61 million financed with proceeds from a $115 million 9 3/4% senior notes offering in August 1997 and borrowings under the Company's revolving credit facility. The acquisition was accounted for under the purchase method of accounting, accordingly the assets and liabilities of DWS/DAMCO were recorded at their estimated fair market values as of the date of acquisition. The Company recorded goodwill of approximately $32.5 million relating to the excess of the purchase price over the fair market value of the assets, which was to be amortized over 25 years and result in approximately $1.2 million in amortization expense per year. Based on the Company's review of long-lived assets, including goodwill, the remaining unamortized goodwill balance of $31.3 million at December 31, 1998 was deemed to be fully impaired. (See Note 18).

     IDS Acquisition: The Company acquired the outstanding capital stock of IDS in March 1998 (with additional consideration paid in July 1998 in connection with the resolution of certain contingencies) for approximately $18.8 million in cash and 1,064,000 shares of Class A Common Stock (309,516 shares were returned in July 1998), plus assumption of debt of approximately $6.5 million. The IDS Acquisition was accounted for under the purchase method of accounting. The assets and liabilities of IDS were recorded at their estimated fair market values as of the date of acquisition. The Company recorded approximately $20.3 million in goodwill, representing the excess of the purchase price over the estimated fair market value of the IDS assets, which was to be amortized over 25 years and result in additional annual amortization expense of $788,000. Based on the Company's review of long-lived assets, including goodwill, the remaining unamortized goodwill of $19.7 million at December 31, 1998 was deemed to be fully impaired. (See Note 18).

    Transocean Acquisition: In August 1998, the Company acquired substantially all of the assets of the directional drilling business of Transocean located in Aberdeen, Scotland for $10 million in cash. The Company assumed certain Transocean directional contracts and operations in the North Sea and Europe. The Transocean Acquisition was accounted for under the purchase method of accounting. The assets and liabilities were recorded at their estimated fair market value as of the date of the acquisition. The Company recorded goodwill of $1.2 million relating to the excess of purchase price over the fair market value of the assets, which will be amortized over 25 years and result in approximately $48,000 in amortization expense per year. The purchase price allocation was based on preliminary estimates and may be revised at a later date.

    INS Acquisition: In December 1998, the Company acquired 51% of INS for approximately $7.1 million cash, subject to a purchase price adjustment of up to $500,000 based on future earnings. INS, a joint venture with MG Generon, provides non-cryogenic nitrogen generators and production units for use in the on-site production of nitrogen for injection in downhole drilling of oil and gas wells. The joint venture is accounted for using the equity method of accounting.

    The pro forma unaudited results of operations for the years ended December 31, 1998 and April 30, 1997 and the eight months ended December 31, 1997 and 1996, assuming consummation of the purchase of ADI and DWS/DAMCO as of January 1, 1997, utilizing a portion of the proceeds from the issuance of the $275 million Senior Notes, are as follows:


                                                          EIGHT MONTHS ENDED
                                       YEAR ENDED            DECEMBER 31,           YEAR ENDED
                                       DECEMBER 31,  ---------------------------      APRIL 30,
                                           1998          1997          1996(a)         1997(a)
                                      -------------  ------------  -------------    ----------
                                                                    (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ............................. $  134,534    $     80,364   $     60,129    $     92,592
Income (loss) before
  extraordinary item..................    (95,225)          1,755           (686)          1,964
Net income (loss) ....................   (112,804)          1,755           (686)          1,964
Basic earnings (loss) per share ......     (11.45)           0.19          (0.09)           0.24
Diluted earnings (loss) per share ....     (11.45)           0.19          (0.09)           0.24


 (a)     Before extraordinary item related to ADI.

    The pro forma information includes adjustments for additional depreciation and amortization expense associated with the purchase price allocation using the respective lives for goodwill and an average life of seven years for fixed assets, increased interest expense for the additional borrowings under the credit facility as if they were incurred at the beginning of the period and related adjustments for income taxes. The pro forma information is not necessarily indicative of the results of operations had the acquisition been effected on the assumed dates or the results of operations for any future period. The IDS Acquisition, Transocean Acquisition and the INS joint venture were not significant acquisitions and have not been included in the pro forma unaudited results above.

5. REVENUE-PRODUCING TOOLS AND INVENTORY

                                                               DECEMBER 31,
                                                       ----------------------------
                                                           1998             1997
                                                       ------------    ------------
                                                              (IN THOUSANDS)
Revenue-producing tools ............................   $    159,993    $     95,266
Accumulated depreciation ...........................        (53,325)        (37,284)
                                                       ------------    ------------
                                                            106,668          57,982
Inventory:
  Components, subassemblies and expendable parts ...         30,711          17,748
  Rental tools and expendable parts under
     production ....................................          2,247           2,100
  Raw materials ....................................          1,898           1,226
                                                       ------------    ------------
                                                             34,856          21,074
                                                       ------------    ------------
         Revenue-Producing Tools and Inventory .....   $    141,524    $     79,056
                                                       ============    ============

6. PROPERTY AND EQUIPMENT

                                                       DECEMBER 31,
                                                ------------------------
                                                   1998          1997
                                                ----------    ----------
                                                     (IN THOUSANDS)
Land ........................................   $    2,305    $    1,072
Buildings and improvements ..................        7,363         6,624
Machinery and equipment .....................       16,960        15,312
Furniture and fixtures ......................        1,736         1,825
Other .......................................        2,031         1,421
                                                ----------    ----------
                                                    30,395        26,254
Accumulated Depreciation ....................      (17,140)      (18,073)
                                                ----------    ----------
          Property and Equipment ............   $   13,255    $    8,181
                                                ==========    ==========

7. OTHER ASSETS

                                                                   December 31,
                                                            --------------------------
                                                                1998           1997
                                                            -----------     ----------
                                                                   (IN THOUSANDS)
Debt issuance costs....................................     $     8,768     $    4,443
Patents................................................           4,566            460
Convenants not to compete..............................           2,050             50
                                                            -----------     ----------
                                                                 15,384          4,953
Other..................................................           4,655          2,021
Accumulated amortization...............................          (2,806)        (1,574)
                                                            -----------     ----------
  Other Assets.........................................     $    17,233     $    5,400
                                                            ===========     ==========

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------   ---------
                                                              (IN THOUSANDS)
Trade accounts payable ................................   $   3,549   $   9,637
Accrued salaries and vacation .........................       5,194       3,451
Agent commissions payable .............................         237       1,256
Accrued expenses and other ............................      16,075       9,460
                                                          ---------   ---------
          Accounts Payable and Accrued Liabilities ....   $  25,055   $  23,804
                                                          =========   =========

9. RELATED PARTY TRANSACTIONS

    The accompanying consolidated statements of operations include annual rental charges from Lawrence and from Company executives for office facilities and manufacturing and service center facilities. See Note 13.

    The affiliate balances are non-interest bearing and have no fixed repayment terms.

    During 1998 the Company paid an aggregate of $167,000 to relatives of, and entities controlled by, the Company's Chairman of the Board relating to miscellaneous goods and services.

    The Company provided Lawrence and certain of its affiliates with various administrative and management services including cash management, accounting, tax, data processing, human resources and legal services in all periods presented. During the year ended April 30, 1996, the Company also utilized from time to time the aircraft owned by a Lawrence subsidiary. The effect of the estimated fair values of these services rendered less services received was not significant to the results of operations.

    The Company participates in the "Lawrence Companies Retirement Plan", a defined contribution benefit plan, covering all Dailey employees. Contributions are determined as 50% of the employee's contribution up to 3% of the employee's total compensation. Amounts charged to benefit costs and contributed to the plan for the years ended December 31, 1998 and April 30, 1997 and 1996 totaled $527,000, $203,000 and $178,000, respectively and for the eight months ended December 31, 1997 and 1996 were $212,000 and $142,000, respectively.

10. BORROWING ARRANGEMENTS AND EXTRAORDINARY ITEM

    Long-term debt consisted of the following:


                                                        DECEMBER 31,
                                                --------------------------
                                                    1998          1997
                                                -----------    -----------
                                                              (IN THOUSANDS)
9 1/2% Senior Notes .........................   $   275,000    $      --
9 3/4% Senior Notes .........................          --          114,223
Loans payable to a bank .....................         1,102           --
Other .......................................             6            152
                                                -----------    -----------
                                                    276,535        114,375
Less current portion of long-term debt ......        (1,048)           146
                                                -----------    -----------
          Total long-term debt ..............   $   275,060    $   114,229
                                                ===========    ===========

    Interest paid during the years ended December 31, 1998 and April 30, 1997 and 1996 was $24,429,000, $858,000 and $956,000, respectively. Interest paid for the eight months ended December 31, 1997 and 1996 was $683,000 and $658,000, respectively.

     At December 31, 1998, the Company had term loans of $1.1 million with a bank, approximately $1 million of which mature in 1999. The term loans were assumed in the IDS Acquisition and bear interest at various rates ranging from 8.75% to 10.50%.

    On August 19, 1997, the Company issued $115.0 million of 9 3/4% Senior Notes due 2007 at a discount of 0.785%, and a portion of the proceeds was used to repay the outstanding note payable to a bank.

    On February 13, 1998, the Company issued $275 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's revolving credit facility. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss of approximately $17.6 million, or $1.79 per diluted share, with no related income tax benefit, representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase. The Senior Notes are unsecured senior obligations of the Company. The Senior Notes are redeemable at the option of the Company on or after February 15, 2003 at stipulated redemption prices.

     The Company had two letters of credit outstanding totaling $281,000 and $384,000 at December 31, 1998 and 1997, respectively.

11. INCOME TAXES

                                                                 EIGHT MONTHS ENDED                YEAR ENDED
                                                 YEAR ENDED         DECEMBER 31,                    APRIL 30,
                                                DECEMBER 31,  --------------------------    --------------------------
                                                    1998         1997            1996          1997            1996
                                                -----------   -----------    -----------    -----------    -----------
                                                                              (UNAUDITED)
                                                                             (IN THOUSANDS)
Income (loss) before income taxes and
  extraordinary item:
  U.S. operations ...........................   $  (66,043)   $     2,135    $     4,583    $     3,858    $     4,072
  Foreign operations ........................      (27,090)           861            439            117            (31)
                                                -----------   -----------    -----------    -----------    -----------
     Income (loss) before income taxes
       and extraordinary item ...............   $  (93,133)   $     2,996    $     5,022    $     3,975    $     4,041
                                                ===========   ===========    ===========    ===========    ===========
Income tax provision (benefit):
  U.S. current ..............................   $     (357)   $      (987)   $       857    $       679    $       941
  Foreign current ...........................        2,267          1,222          1,716          1,358          1,302
  U.S. deferred .............................          183            978         (1,069)          (783)          (816)
  State and local current ...................           22            106            325            257           --
                                                -----------   -----------    -----------    -----------    -----------
     Income tax provision ...................   $    2,115    $     1,319    $     1,829    $     1,511    $     1,427
                                                ===========   ===========    ===========    ===========    ===========


    Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the components of deferred tax liabilities and assets are as follows:



                                                            DECEMBER 31,
                                                     ------------------------
                                                        1998          1997
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Deferred tax liabilities:
  Revenue-producing tools and property and
     equipment ...................................   $    8,237    $    3,840
                                                     ----------    ----------
Deferred tax assets:
  Stock award salary expense .....................          399            62
  Net operating loss carryforward ................       21,362         1,510
  Provision for doubtful accounts ................        1,250           900
  Uniform capitalization costs and inventory
     reserve .....................................        1,176           640
  Vacation and workers' compensation accruals ....        1,137           248
  Foreign tax credit carryforward ................           --            --
  Intangibles ....................................       10,318            --
  Other ..........................................          562           260
                                                     ----------    ----------
     Total deferred tax assets ...................       36,204         3,620
Valuation allowance for deferred tax assets ......      (33,877)         (553)
                                                     ----------    ----------
                                                          2,327         3,067
                                                     ----------    ----------
Net deferred tax assets (liabilities) ............   $   (5,910)   $     (773)
                                                     ==========    ==========


    The difference between the United States statutory rate and the Company's effective income tax rate is reconciled as follows:

                                                               EIGHT MONTHS ENDED
                                                YEAR ENDED        DECEMBER 31,                APRIL 30,
                                               DECEMBER 31,  ----------------------    ----------------------
                                                  1998          1997        1996         1997         1996
                                               ------------  ---------   ----------    ---------    ---------
                                                                         (UNAUDITED)
United States statutory rate ................       (34.0%)       34.0%        34.0%        34.0%        34.0%
Increases (reductions) in tax rate
  resulting from:
  Meals and entertainment ...................           .2         4.3          2.7          2.7          2.2
  State taxes, net of federal benefit .......           --         2.3          4.2          4.2           --
  Dissolution of partnership ................           --          --           --           --         20.0
  Benefit of net operating loss
     carryforward ...........................           --       (31.4)          --           --        (23.2)
  Foreign income and withholding,
     net of federal benefit .................          4.7        25.5          3.1          3.1          2.6
  Nondeductible goodwill amortization .......           .4         6.4           --           --           --
  Increase in valuation allowance ...........         23.7          --           --           --           --
  Goodwill impairment .......................          7.1          --           --           --           --
  Other .....................................           .2         2.9         (7.6)        (6.0)         (.3)
                                               ------------  ---------   ----------    ---------    ---------
        Effective income tax rate............          2.3%       44.0%        36.4%        38.0%        35.3%
                                               ============  =========   ==========    =========    =========


    At December 31, 1998, the Company had foreign net operating loss carryforwards of approximately $9.1 million which can be carried forward indefinitely. A valuation allowance in the amount of $1.9 million has been recorded as the Company believes the corresponding deferred tax asset will not be realized. The Company also had approximately $54.5 million of domestic net operating loss carryforwards which will begin to expire in 2011. Approximately $1.6 million of the domestic net operating loss carryforwards are subject to certain separate return and change in ownership limitations. Accordingly, the Company has recorded a valuation allowance of $553,000 against these net operating loss carryforwards as the Company believes that the corresponding deferred tax asset may not be realizable. In addition, the Company has recorded a valuation allowance of $31.5 million against the remaining domestic net operating loss carryforward as the Company believes the corresponding deferred tax asset may not be realizable.

    The valuation allowance increased from $553,000 to $33.9 million at December 31, 1998 due to foreign and domestic operating losses generated during the year, which the Company believes may not be realizable. The valuation allowance decreased from $1.1 million to $553,000 at December 31, 1997. In connection with the Company's decision to change its fiscal year end to December 31, the Company determined that the net foreign tax credit carryforward could not be utilized and was therefore written off resulting in a $1.1 million decrease in the valuation allowance. In addition, the Company recorded a $553,000 valuation allowance against its domestic net operating loss carryforwards.

     There was no income tax expense or benefits associated with the components of accumulated other comprehensive income for the year ended December 31, 1998 and the eight month period ended December 31, 1997.

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

    Income taxes paid during the year ended December 31, 1998 and April 30, 1997 and 1996 were $ 785,000, $608,000 and $538,000, respectively. Income taxes paid for the eight months ended December 31, 1997 and 1996 were $2.0 million and $461,000, respectively.

12. ROYALTIES

    In 1986, the Company purchased the design, patents and rights to certain hydraulic tools and entered into a royalty agreement with the seller which expires in 1999 and 2003. Royalty agreements were executed between the Company and the royalty owner in 1993 and 1994 on patents related to a double-acting drilling accelerator and improvements to hydraulic drilling jars. In March 1994, the royalty agreements were amended to cap royalties through December 1999, with the royalty percentage decreasing from January 2000 to expiration of the applicable patents. Upon expiration of the patents, no royalties will be required. For the years ended December 31, 1998 and April 30, 1997 and 1996, royalty expense was $1,068,000 $879,000 and $843,000, respectively. For the eight months ended December 31, 1997 and 1996 royalty expense was $742,000 and $608,000, respectively. The owner of the royalty was an officer of the Company until October 1994.

13. COMMITMENTS AND CONTINGENCIES

    The Company leases office space, transportation equipment and other property under noncancelable operating leases with third parties and office facilities and manufacturing and service center facilities with related parties. See Note
9. Future minimum lease commitments under noncancelable operating leases at December 31, 1998 are as follows:


                               THIRD
                              PARTIES       AFFILIATES       TOTAL
                            ----------     ------------   ----------
                                          (IN THOUSANDS)
1999 ....................   $    1,194     $      1,123   $    2,317
2000 ....................          528            1,142        1,670
2001 ....................          312              464          776
2002 ....................          149              109          258
2003 ....................          105              109          214
                            ----------     ------------   ----------
                            $    2,288     $      2,947   $    5,235
                            ==========     ============   ==========


    Rental expense under operating leases with third parties, inclusive of month-to-month rentals, totaled $4.7 million, $2.2 million and $2.4 million for the years ended December 31, 1998, and April 30, 1997 and 1996, respectively, and, with related parties, totaled $1.1 million, $915,000, and $1.3 million for the years ended December 31, 1998 and April 30, 1997 and 1996, respectively. For the eight months ended December 31, 1997 and 1996, rental expense under operating leases with third parties, inclusive of month-to-month rentals, totaled $2.7 million and $2.0 million respectively, and, with related parties, totaled $671,000 and $593,000, respectively. Rental expense is included in selling, general and administrative expenses and cost of rentals.

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

    The Company has employment agreements with several of its employees. The aggregate amount of these employment agreements is approximately $9.8 million at December 31, 1998. The average remaining length of these agreements is approximately 1.5 years.

14. CONCENTRATIONS OF CREDIT RISK AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

    Carrying amount and fair values: The carrying amount and estimated fair values of financial instruments are as follows:


                                  CARRYING AMOUNT             FAIR VALUE
                              ------------------------   -----------------------
                                    DECEMBER 31,              DECEMBER 31,
                              ------------------------   -----------------------
                                  1998        1997          1998         1997
                              -----------  -----------  ------------  ----------
                                                             (IN THOUSANDS)
Financial assets:
  Cash and short-term
     financial assets .....   $   32,843   $   59,837   $    32,843   $   59,837
Financial liabilities:
  Senior Notes ............      275,000      114,223       129,250      120,750
  Bank notes and other ....        1,108          152         1,108          152

    Fair value methods: The following methods and assumptions were used in estimating fair values:

    For cash and short-term financial assets, the carrying amount is a reasonable estimate of fair value due to the short maturity of those instruments.

     For Senior Notes, estimated fair value is based on information provided by an investment bank at year end. The fair values of the Company's long-term bank notes and other debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

15. EARNINGS PER SHARE

    The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                                     EIGHT MONTHS ENDED
                                                     YEAR ENDED         DECEMBER 31,          YEAR ENDED APRIL 30,
                                                     DECEMBER 31, -----------------------   -----------------------
                                                        1998         1997         1996         1997         1996
                                                     -----------  ----------   ----------   ----------   ----------
                                                                               (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Income (loss) before extraordinary item for
basic and diluted earnings per share .............   $  (95,248)  $    1,677   $    3,193   $    2,464   $    2,614
                                                     ==========   ==========   ==========   ==========   ==========
Weighted average shares for basic earnings per
  share ..........................................    9,848,368    9,228,009    7,594,286    8,138,104          N/A
Pro forma average shares for basic earnings per
  share ..........................................          N/A          N/A          N/A          N/A    6,610,000
Effect of dilutive securities:
  Stock options and unvested stock grants ........         --        101,391       42,928       40,472         --
                                                     ----------   ----------   ----------   ----------   ----------
Adjusted weighted average shares and assumed
  conversions for diluted earnings per share .....    9,848,368    9,329,400    7,637,214    8,178,576    6,610,000
                                                     ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share before
  extraordinary item:
  Basic ..........................................   $    (9.67)  $     0.18   $     0.42   $     0.30          N/A
  Diluted ........................................   $    (9.67)  $     0.18   $     0.42   $     0.30          N/A
Pro forma earnings per share:
  Basic ........................................            N/A          N/A          N/A          N/A   $     0.40
  Diluted ......................................            N/A          N/A          N/A          N/A   $     0.40

    Options to purchase 976,031 shares of common stock at prices from $2.06 to $13.25 per share were outstanding during the year ended December 31,1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

    Restricted stock grants of 130,000 shares of common stock were unvested at December 31, 1998, but were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

16. STOCK OPTIONS AND AWARDS

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

    The Company applied Accounting Principals Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized during the year ended December 31, 1998, eight months ended December 31,1997 and the year ended April 30, 1997 for these plans. Based on information available at the grant date, the Company estimated a five to eight year expected life for options granted during the year, volatility of .84 and risk free interest rates ranging from 4.30% to 4.78%. The Company does not presently anticipate issuing dividends in the future. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method available under SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1998, eight months ended December 31,1997 and the year ended April 30, 1997 would have been reduced to the pro forma amounts listed below. There were no options issued in the year ended
April 30, 1996.

                                                  EIGHT MONTHS
                                                      ENDED
                              YEAR ENDED            DECEMBER 31,           YEAR ENDED
                             DECEMBER 31,    ---------------------------    APRIL 30,
                                 1998            1997           1996          1997
                             ------------    -----------   ------------   ------------
                                                           (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income (Loss):
  As reported ..............   $  (112,827)  $      1,677   $      3,193   $      2,464
  Pro forma ................      (113,169)         1,397          2,459          1,325
Earnings (loss) per share:
  As reported:
     Basic .................        (11.46)          0.18           0.42           0.30
     Diluted ...............        (11.46)          0.18           0.42           0.30
  Pro forma:
     Basic .................        (11.49)          0.15           0.32           0.16
     Diluted ...............        (11.49)          0.15           0.32           0.16

    Stock options under the Plans are for Class A Common Stock and have exercise prices equal to fair market values at dates of grant. Options issued under the 1996 Plan may not be exercised within six months of, nor after ten years from, the date of grant. Options issued under the 1996 Director Plan may not be exercised within one year of, nor after ten years from, the date of grant. Options issued under the 1997 plan may not be exercised after ten years from the date of grant. The average remaining contractual life of options outstanding is approximately nine years. Effective August 12, 1998, all options outstanding with employees which had an option price above $6.00 were repriced to $6.00. Option activity for the year ended December 31, 1998, the eight months ended December 31, 1997 and year ended April 30, 1997 was as follows:

                                                               NUMBER OF   WEIGHTED AVERAGE
                                                                OPTIONS     EXERCISE PRICE
                                                               ----------  ----------------
Outstanding at April 30, 1996 ..............................            0    $     0.00
  Granted
     1996 Plan -- at fair values from $8.00 to $10.75 ......      513,328          8.36
     1996 Director Plan at fair value of $6.50 and $8.88 ...       40,000          7.69
  Forfeiture
     1996 Plan-- at fair value of $8.00 ....................      (19,199)         8.00
                                                               ----------
Outstanding at April 30, 1997 ..............................      534,129          8.32
                                                               ----------
Granted
     1997 Plan -- at fair values from $6.38 to $13.25 ......      150,000          6.84
     1996 Director Plan -- at fair value of $13.25 .........       20,000         13.25

  Forfeiture
     1996 Plan-- at fair value of $10.75 ...................       (3,000)        10.75
  Exercised 1996 Plan-- at fair values from
     $8.00 to $10.75 .......................................      (82,598)         8.51
                                                               ----------
Outstanding at December 31, 1997 ...........................      618,531          8.08
                                                               ----------
Granted
     1996 Director Plan - at fair values from $2.06 to $9.00       30,000          5.94
     1997 Plan - at fair  values  from  $3.75 to $6.00 .....      327,500          4.42
                                                               ----------
Outstanding at December 31, 1998 ...........................      976,031          5.68
                                                               ==========

    At December 31, 1998, 515,200 of the 976,031 options outstanding were exercisable.

    Immediately following the 1996 IPO, restricted stock awards totaling 360,000 shares of Class A Common Stock were granted to key officers. In October 1996, a restricted stock award of 45,000 shares of Class A Common Stock was granted to an executive officer. Awards do not require any payment by the executive officers and were to vest over a three year period. Subsequently, the Board approved accelerated vesting of the restricted stock awards which resulted in the Company recognizing $2.8 million and $478,000 in non-cash compensation expense for the year ended April 30, 1997 and the eight months ended December 31, 1997, respectively. In October 1997, restricted stock awards totaling 230,000 shares of Class A Common Stock were granted to certain officers. The awards do not require any payment by the officers and vest over a four year period. During the eight months ended December 31, 1997, the Company recognized $183,000 of non-cash compensation expense related to these awards. During 1998, the Board approved accelerated vesting of 100,000 shares of the 230,000 shares that were granted as restricted stock awards in October 1997. The non-cash compensation expense recognized by the Company for the year ended December 31, 1998 was $711,000. Restricted stock activity for the year ended December 31, 1998, the eight months ended December 31, 1997 and the year ended April 30, 1997 was as follows:

                                                      NUMBER OF
                                                  RESTRICTED SHARES
                                                  -----------------
Outstanding at April 30, 1996 ..................             0
  Granted  at fair  values of $8.00 and $9.00...       405,000
  Forfeiture ...................................             0
  Vested .......................................      (349,803)
                                                  ------------
Outstanding at April 30, 1997 ..................        55,197
                                                  ------------
  Granted at fair value of $12.75 ..............       230,000
  Forfeiture ...................................             0
  Vested .......................................       (55,197)
                                                  ------------
Outstanding at December 31, 1997 ...............       230,000
                                                  ------------
  Granted at fair value of $8.50 ...............         6,000
  Forfeiture ...................................             0
  Vested .......................................      (100,000)
                                                  ------------
Outstanding at December 31, 1998 ...............       136,000
                                                  ============

17. REORGANIZATION

    Reorganization costs of $3.4 million incurred in 1998 were primarily related to the resignation of the former chief executive officer and to the consolidation of corporate leased facilities, termination of aircraft lease and other employee severance costs.

    In June 1997, the Company implemented a cost reduction program to flatten its corporate management structure and streamline the Company's operations. As a result, the Company incurred a $2.5 million restructuring charge during June 1997 associated primarily with staff reductions, severance settlements and various reorganization costs.

18. IMPAIRMENT OF LONG-LIVED ASSETS

    SFAS No. 121 and Accounting Principles Board Opinion No. 17 ("APB 17") require that long-lived assets, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the long-lived assets may not be recoverable. Based upon depressed market conditions and the size and level of activities at each of the businesses acquired by the Company during the past two years, the Company performed an impairment review to determine whether any long-lived assets that had been recorded by it should be impaired. In performing this review, the Company considered its estimates of future undiscounted net cash flows from each of these businesses as of December 31, 1998, which estimates were based upon market conditions existing at December 31, 1998 and the size and level of activities at these business as of December 31, 1998. The Company also considered offers and indications of interest that it had received during its review of strategic alternatives.

    Based upon this review, the Company recorded an impairment charge of $53.0 million to reflect the impairment of unamortized goodwill and other long-lived assets. Of this amount, $31.3 million related to the full impairment of unamortized goodwill associated with the DWS/DAMCO acquisition, $19.4 million related to the full impairment of unamortized goodwill associated with the IDS acquisition, and $2.3 million related to the impairment of capitalized information technology costs and other assets. No impairment charge was recorded with respect to goodwill recorded in connection with the ADI or Transocean acquisitions. In determining to fully impair goodwill associated with the DWS/DAMCO acquisition, the Company determined that due to reductions in revenues caused by depressed industry conditions as well as losses of market share, which it had not been able to recover as of December 31, 1998, its estimates of future undiscounted net cash flows as of December 31, 1998 and offers and indications of interest from third parties with respect to the purchase of DWS/DAMCO did not support the goodwill amortization related to DWS/DAMCO's operations over the remaining amortization period. In determining to fully impair goodwill associated with the IDS acquisition, the Company determined that the revenues and cash flows that could be generated from IDS' operations could not support the goodwill amortization relating to the acquired business over the remaining amortization period. Based on the estimated undiscounted future net cash flows as of December 31, 1998 for the businesses acquired in the ADI and Transocean acquisitions, as well as offers and indications of interest from third parties with respect to the purchase of such businesses, the Company determined that the goodwill associated with such acquisitions had not been impaired; however, there can be no assurance that, if depressed industry conditions continue or other events occur that cause the operations of these acquired businesses to further decline, a partial or complete impairment of goodwill associated with these acquisitions will not be required. In assessing the impairment of capitalized information technology costs and other assets, the Company determined these costs were not likely to provide future economic benefit to the Company. Assets have been written down to estimated fair values based on current estimates and market conditions. The Company's estimates of future cash flows and estimated fair values are based on reasonable and supportable assumptions.

19. CONSOLIDATING FINANCIAL STATEMENTS

     The $275 million 9 1/2% Senior Notes due 2008 issued on February 13, 1998 are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the Company. Accordingly, the following condensed consolidating balance sheets as of December 31, 1998 and 1997, and the related condensed consolidating statements of operations and cash flows for the twelve months ended December 31, 1998, and for the eight months ended December 31, 1997 and 1996, and the years ended April 30, 1997 and 1996 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                    ASSETS
                                                                               NON-
                                        PARENT           GUARANTORS         GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                    --------------   ------------------    -----------    -------------      -------------
Current assets:
  Cash and cash equivalents.......  $       31,149   $              370    $     1,324    $          --      $      32,843
  Accounts receivable, net........          15,504                6,854         10,445               --             32,803
  Accounts receivable from
     affiliates ..................          69,625              (24,254)       (45,009)              --                362
  Other current assets............           1,353                2,067          1,358               --              4,778
                                    --------------   ------------------    -----------    -------------      -------------
          Total current assets....         117,631              (14,963)       (31,882)              --             70,786
  Revenue producing tools and
     inventory, net...............          73,021               41,304         27,199               --            141,524
  Property and equipment, net.....           7,721                2,755          2,779               --             13,255
  Investments in subsidiaries.....          41,957                   --             --          (41,957)                --
  Goodwill, net...................           1,483               20,606            186               --             22,275
  Investment in joint venture.....              --                7,100             --               --              7,100
  Intangibles and other assets....          10,029                2,075          5,129               --             17,233
                                    --------------   ------------------    -----------    -------------      -------------
          Total assets............  $      251,842   $           58,877    $     3,411    $     (41,957)     $     272,173
                                    ==============   ==================    ===========    =============      =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
     liabilities..................  $       16,707   $            4,517    $     3,831    $          --      $      25,055
  Income taxes payable............           1,030                  750          2,207               --              3,987
  Current portion of long-term
     debt.........................              24                   11          1,013               --              1,048
                                    --------------   ------------------    -----------    -------------      -------------
          Total current
            liabilities...........          17,761                5,278          7,051               --             30,090
Long-term debt....................         275,001                   24             35               --            275,060
Deferred income taxes.............          (2,299)               3,811          4,398               --              5,910
Other noncurrent liabilities......             371                  108            819               --              1,298
Stockholders' equity:
  Common stock....................             106                    8          1,723           (1,731)               106
  Treasury stock..................          (4,048)                  --             --               --             (4,048)
  Paid in capital.................          52,437               23,786         23,549          (47,335)            52,437
  Accumulated other comprehensive
       income.....................             167                   (1)        (1,192)              --             (1,026)
  Retained earnings...............         (87,654)              25,863        (32,972)           7,109            (87,654)
                                    --------------   ------------------    -----------    -------------      -------------
          Total stockholders'
            equity................         (38,992)              49,656         (8,892)         (41,957)           (40,185)
                                    --------------   ------------------    -----------     ------------      -------------
          Total liabilities and
            stockholders' equity..  $      251,842   $           58,877    $     3,411     $    (41,957)     $     272,173
                                    ==============   ==================    ===========     ============      =============



                             See accompanying notes.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                           ASSETS
                                                                                     NON-
                                                   PARENT         GUARANTORS      GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                               --------------    ------------   --------------   -----------    --------------
Current assets:
  Cash and cash equivalents .................. $       56,672    $        860   $        2,305   $        --    $       59,837
  Accounts receivable, net ...................         18,220           6,580            9,801            --            34,601
  Other current assets .......................          1,318             601              850            --             2,769
                                               --------------    ------------   --------------   -----------    --------------
          Total current assets ...............         76,210           8,041           12,956            --            97,207
  Revenue producing tools and
     inventory, net ..........................         37,598          31,102           10,356            --            79,056
  Property and equipment, net ................          5,880           1,786              515            --             8,181
  Investments in subsidiaries ................         52,399              --               --       (52,399)               --
  Goodwill, net ..............................            803          18,157              223            --            19,183
  Intangibles and other assets ...............          5,345             146              159            --             5,650
                                               --------------    ------------   --------------   -----------    --------------
          Total assets ....................... $      178,235    $     59,232   $       24,209   $   (52,399)   $      209,277
                                               ==============    ============   ==============   ===========    ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
     liabilities ............................. $       16,270    $      4,726   $        2,808   $        --    $       23,804
  Accounts payable to affiliates .............        (16,846)            835           16,494            --               483
  Income taxes payable .......................          1,269             214              934            --             2,417
  Current portion of long-term
     debt ....................................             47               2               97            --               146
                                                -------------    ------------   --------------   -----------    --------------
          Total current
            liabilities ......................            740           5,777           20,333            --            26,850
Long-term debt ...............................        114,143              40               46            --           114,229
Deferred income taxes ........................         (2,172)          1,595            1,815            --             1,238
Other noncurrent liabilities .................            123             296            1,140            --             1,559
Stockholders' equity:
  Common stock ...............................             94               8                5           (13)               94
  Treasury stock .............................         (1,047)             --               --            --            (1,047)
  Paid in capital ............................         41,335          23,786            3,895       (27,681)           41,335
  Accumulated other comprehensive
     income ..................................             --              --             (154)           --              (154)
  Retained earnings ..........................         25,019          27,730           (2,871)      (24,705)           25,173
                                                -------------    ------------   --------------   -----------    --------------
          Total stockholders'
            equity ...........................         65,401          51,524              875       (52,399)           65,401
                                                -------------    ------------   --------------   -----------    --------------
          Total liabilities and
            stockholders' equity .............  $     178,235    $     59,232   $       24,209   $   (52,399)   $      209,277
                                                =============    ============   ==============   ===========    ==============

                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                               NON-
                                         PARENT            GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                     ---------------    ---------------    -------------    -------------    -------------
Revenues:
  Rental income ..................   $        46,236    $         7,391    $       7,628    $        --      $      61,255
  Sales of products and services .            30,046              3,210            6,781             --             40,037
  Underbalanced drilling services                532             14,376           16,117             --             31,025
                                     ---------------    ---------------    -------------    -------------    -------------
                                              76,814             24,977           30,526             --            132,317
Cost and expenses:
  Cost of rentals ................            32,735              4,654            6,211             (158)          43,442
  Cost of products and services ..            18,093              1,756            4,594             --             24,443
  Cost of underbalanced drilling .               974              6,809           11,776             --             19,559
  Selling, general and
     administrative ..............            19,475              5,913            9,072             (334)          34,126
  Depreciation and amortization ..             9,483              7,563            7,435             --             24,481
  Reorganization costs ...........             3,298               --                115             --              3,413
  Non-cash compensation ..........               711               --               --               --                711
  Research and development .......               336                  1              855             --              1,192
  Provision for asset impairment..            33,646               --             19,391             --             53,037
                                     ---------------    ---------------    -------------    -------------    -------------
                                             118,751             26,696           59,449             (492)         204,404
                                     ---------------    ---------------    -------------    -------------    -------------
Operating income (loss)...........           (41,937)            (1,719)         (28,923)             492          (72,087)
Other (income) expense:
  Interest income ................            (3,376)                (9)             (40)            --             (3,425)
  Interest expense-nonaffiliates .            23,988                 77              364             --             24,429
  Equity in subsidiaries, net
     of taxes ....................            31,967               --               --            (31,967)            --
  Other, net .....................                88               (776)             238              492               42
                                     ---------------    ---------------    -------------    -------------    -------------
Income (loss) before taxes .......           (94,604)            (1,011)         (29,485)          31,967          (93,133)
Income tax provision (benefit) ...               644                858              613             --              2,115
                                     ---------------    ---------------    -------------    -------------    -------------
Income (loss) before extraordinary
   item ..........................           (95,248)            (1,869)         (30,098)          31,967          (95,248)
Extraordinary item ...............           (17,579)              --               --               --            (17,579)
                                     ---------------    ---------------    -------------    -------------    -------------
Net income (loss) ................   $      (112,827)   $        (1,869)   $     (30,098)   $      31,967    $    (112,827)
                                     ===============    ===============    =============    =============    =============



                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                                 NON-
                                          PARENT            GUARANTORS        GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                     ----------------    ----------------    -------------    -------------    -------------
Revenues:
  Rental income ..................   $         32,563    $          5,046    $       4,845    $        --      $      42,454
  Sales of products and services .             11,081               1,013            2,916             --             15,010

  Underbalanced drilling services                --                 8,666           10,019             --             18,685
                                     ----------------    ----------------    -------------    -------------    -------------
                                               43,644              14,725           17,780             --             76,149
Cost and expenses:
  Cost of rentals ................             18,431               2,965            3,427             (298)          24,525
  Cost of products and services ..              7,116                 189            1,837             --              9,142
  Cost of underbalanced drilling .               --                 2,446            7,652             --             10,098
  Selling, general and
     administrative ..............              7,880               3,339            2,877             (424)          13,672
  Depreciation and amortization...              4,309               3,085              712             --              8,106
  Reorganization costs ...........              2,453                --               --               --              2,453
  Non-cash compensation ..........                661                --               --               --                661
  Research and development .......                190                --               --               --                190
                                     ----------------    ----------------    -------------    -------------    -------------
                                               41,040              12,024           16,505             (722)          68,847
                                     ----------------    ----------------    -------------    -------------    -------------
Operating income .................              2,604               2,701            1,275              722            7,302
Other (income) expense:
  Interest income ................             (1,320)                (19)              (3)            --             (1,342)
  Interest expense-nonaffiliates .              5,165                  44               43             --              5,252
  Equity in subsidiaries, net
     of taxes ....................             (2,790)               --               --              2,790             --
  Other, net .....................                108                (642)             208              722              396
                                     ----------------    ----------------    -------------    -------------    -------------
Income (loss) before taxes........              1,441               3,318            1,027           (2,790)           2,996
Income tax provision (benefit) ...               (236)                916              639             --              1,319
                                     ----------------    ----------------    -------------    -------------    -------------
Net income (loss) ................   $          1,677    $          2,402    $         388    $      (2,790)   $       1,677
                                     ================    ================    =============    =============    =============



                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NON-
                                            PARENT            GUARANTORS        GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                       ----------------    ----------------    -------------    -------------    -------------
Revenues:
  Rental income ....................   $         24,919    $          4,451    $       4,391    $        --      $      33,761
  Sales of products and services ...              9,043               1,487              941              (17)          11,454
                                       ----------------    ----------------    -------------    -------------    -------------
                                                 33,962               5,938            5,332              (17)          45,215
Cost and expenses:
  Cost of rentals ..................             15,366               2,324            6,590           (2,811)          21,469
  Cost of products and services ....              5,944                 151               43               (7)           6,131
  Selling, general and
     administrative ................              7,020                 345              383             --              7,748
  Depreciation and amortization.....              3,103               1,017               77             --              4,197
  Research and  development .........               549                --               --               --                549
                                       ----------------    ----------------    -------------    -------------    -------------
                                                 31,982               3,837            7,093           (2,818)          40,094
                                       ----------------    ----------------    -------------    -------------    -------------
Operating income (loss) ............              1,980               2,101           (1,761)           2,801            5,121
Other (income) expense:
  Interest income ..................               (401)                 (9)            --               --               (410)
  Interest expense-nonaffiliates ...                480                   6             --               --                486
  Interest expense-affiliates ......                172                --               --               --                172
  Equity in subsidiaries,  net
     of taxes ......................             (1,071)               --               --              1,071             --
  Other, net .......................             (1,731)               (789)            (430)           2,801             (149)
                                       ----------------    ----------------    -------------    -------------    -------------
Income (loss) before taxes .........              4,531               2,893           (1,331)          (1,071)           5,022
Income tax provision ...............              1,338                 218              273             --              1,829
                                       ----------------    ----------------    -------------    -------------    -------------
Net income (loss) ..................   $          3,193    $          2,675    $      (1,604)   $      (1,071)   $       3,193
                                       ================    ================    =============    =============    =============

                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED APRIL 30, 1997
                                 (IN THOUSANDS)

                                                                                   NON-
                                            PARENT            GUARANTORS        GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                       ----------------    ----------------    -------------    -------------    -------------
Revenues:

  Rental income ...................    $        36,603    $         6,470    $       6,424    $        --      $      49,497
  Sales of products and services ...            13,385              2,188            1,397              (16)          16,954
                                       ---------------    ---------------    -------------    -------------    -------------
                                                49,988              8,658            7,821              (16)          66,451
Cost and expenses:
  Cost of rentals ..................            21,961              3,729           10,193           (4,356)          31,527
  Cost of products and services ....             8,546                191               45               (7)           8,775
  Selling, general and
     administrative ................            10,257                594              692             --             11,543
  Depreciation and amortization.....             4,926              1,545              122             --              6,593
  Non-cash compensation ............             2,807               --               --               --              2,807
  Research and development .........               850               --               --               --                850
                                       ---------------    ---------------    -------------    -------------    -------------
                                                49,347              6,059           11,052           (4,363)          62,095
                                       ---------------    ---------------    -------------    -------------    -------------
Operating income (loss) ............               641              2,599           (3,231)           4,347            4,356
Other (income) expense:
  Interest income ..................              (624)               (16)            --               --               (640)
  Interest expense .................               824                  9             --               --                833
  Equity in subsidiaries,  net
     of taxes ......................              (960)              --               --                960             --
  Other, net .......................            (2,406)            (1,080)            (673)           4,347              188
                                       ---------------    ---------------    -------------    -------------    -------------
Income (loss) before taxes .........             3,807              3,686           (2,558)            (960)           3,975
Income tax provision ...............               816                292              403             --              1,511
                                       ---------------    ---------------    -------------    -------------    -------------
Net income (loss) ..................   $         2,991    $         3,394    $      (2,961)   $        (960)   $       2,464
                                       ===============    ===============    =============    =============    =============

                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED APRIL 30, 1996
                                 (IN THOUSANDS)


                                                                                 NON-
                                            PARENT            GUARANTORS      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                       ----------------    ----------------  -------------    -------------    -------------
Revenues:

  Rental income ....................   $        31,391    $         4,948    $       6,648    $        --      $      42,987
  Sales of products and services ...            13,486              1,166            1,500             (200)          15,952
                                       ---------------    ---------------    -------------    -------------    -------------
                                                44,877              6,114            8,148             (200)          58,939
Cost and expenses:
  Cost of rentals ..................            19,780              4,355            6,455           (2,973)          27,617
  Cost of products and services ....             7,434                381               89              (47)           7,857
  Selling, general and
     administrative ................            10,946                497              426              (40)          11,829
  Depreciation and amortization ....             4,324              1,345               57             --              5,726
  Research and development .........               728               --               --               --                728
                                       ---------------    ---------------    -------------    -------------    -------------
                                                43,212              6,578            7,027           (3,060)          53,757
                                       ---------------    ---------------    -------------    -------------    -------------
Operating income (loss) ............             1,665               (464)           1,121            2,860            5,182
Other (income) expense:
  Interest income ..................               (89)               (13)              (2)            --               (104)
  Interest expense .................               959                  8             --               --                967
  Equity in subsidiaries,  net
     of taxes ......................            (1,018)              --               --              1,018             --
  Other, net .......................            (2,048)              (731)             197            2,860              278
                                       ---------------    ---------------    -------------    -------------    -------------
Income (loss) before taxes .........             3,861                272              926           (1,018)           4,041
Income tax provision ...............               764                404              259             --              1,427
                                       ---------------    ---------------    -------------    -------------    -------------
Net income (loss) ..................   $         3,097    $          (132)   $         667    $      (1,018)   $       2,614
                                       ===============    ===============    =============    =============    =============



                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                                            NON-
                                                      PARENT          GUARANTORS        GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                ---------------    ---------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
Net (loss) ..................................   $      (112,827)   $        (1,869)   $    (30,098)   $     31,967   $    (112,827)
Adjustments to reconcile net (loss) to
  net cash provided by (used in) operating
  activities:
  Extraordinary loss on repurchase of notes..            17,579               --              --              --            17,579
  Equity in earnings of subsidiaries ........            31,967               --              --           (31,967)           --
  Depreciation and amortization .............             9,483              7,563           7,435            --            24,481
  Provision for asset impairment ............            33,646               --            19,391            --            53,037
  Deferred income taxes .....................              (402)             2,957            (118)           --             2,437
  Write off/amortization debt issuance
    costs ...................................               806                --             --              --               806
  Provision for doubtful accounts
    receivable ..............................               119              1,025           1,032            --             2,176
  Provision for stock awards ................             1,676                (11)           --              --             1,665
  (Gain) loss on sale and disposition of
    property and equipment ..................               141               (312)           (140)           --              (311)
  Changes in operating assets and
    liabilities, net of effects of
    acquisitions:
    Accounts receivable-- trade .............             7,739               (324)          1,643            --             9,058
    Accounts receivable from/payable to
      officers and affiliates ...............           (36,541)            22,296          19,025             --             4,780
    Prepaid expenses and other ..............            (1,214)            (4,853)         (3,610)           --            (9,677)
    Accounts payable and accrued
      liabilities ...........................              (303)              (375)         (2,583)           --            (3,261)
    Income taxes payable ....................               (18)               536              52            --               570
                                                ---------------    ---------------    ------------    ------------    ------------
Net cash provided by (used in) operating ....           (48,149)            26,633          12,029            --            (9,487)

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory .................................           (33,444)            (6,698)         (7,331)           --           (47,473)
Inventory transferred to cost of rentals ....             4,876              1,763             499            --             7,138
Revenue-producing tools lost in hole,
  abandoned, and sold .......................             5,856             (1,308)         (2,184)           --             2,364
Additions to property and equipment .........            (6,016)            (1,491)         (1,875)           --            (9,382)
Proceeds from sale of property and
  equipment .................................               345              1,061             517            --             1,923
Investment in joint venture .................               --              (7,100)            --             --            (7,100)
Acquisition .................................           (83,365)           (13,519)            --             --           (96,884)
Unrealized gain on cash equivalent
 investments ................................               208               --               --             --               208
                                                ---------------    ---------------    ------------    ------------    ------------
Net cash used in investing activities .......          (111,540)           (27,292)        (10,374)           --          (149,206)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt ..........           268,125               --              --              --           268,125
Payments on outstanding debt ................          (121,055)                (7)         (1,380)           --          (122,442)
Extraordinary loss of notes .................           (12,650)                                                           (12,650)
Financing costs .............................               --                --              --              --               --
Exercise of stock options ...................               --                --              --              --               --
Purchase of treasury stock ..................              (254)              --              --              --              (254)
                                                ---------------    ---------------    ------------    ------------    ------------
Net cash provided by (used in) financing
  activities ................................           134,166                 (7)         (1,380)           --           132,779
                                                ---------------    ---------------    ------------    ------------    ------------
Effect of foreign exchange rate changes
  on cash ...................................              --                  176          (1,256)           --            (1,080)
                                                ---------------    ---------------    ------------    ------------    ------------

Decrease in cash and cash equivalents .......           (25,523)              (490)           (981)           --           (26,994)
Cash and cash equivalents at beginning
  of period .................................            56,672                860           2,305            --            59,837
                                                ---------------    ---------------    ------------    ------------    ------------
Cash and cash equivalents at end
  of period .................................   $        31,149    $           370    $      1,324    $       --      $     32,843
                                                ===============    ===============    ============    ============    ============



                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)




                                                                                       NON-
                                                  PARENT           GUARANTORS       GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                             ---------------    ---------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income (loss) ........................   $         1,677    $         2,402    $        388    $     (2,790)   $      1,677
Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
  Equity in earnings of subsidiaries .....            (2,790)              --              --             2,790            --
  Depreciation and amortization ..........             4,303              3,126             677            --             8,106
  Deferred income taxes ..................                42                123             (65)           --               100
  Provision for doubtful accounts
    receivable ...........................               231                 97             233            --               561
  Provision for stock awards .............               661               --              --              --               661
  Loss on sale and disposition of
    property and equipment ...............                 9                  1            --              --                10
  Changes in operating assets and
    liabilities, net of effects of
    acquisitions:
    Accounts receivable-- trade ..........            (5,124)               505          (4,878)           --            (9,497)
    Accounts receivable from/payable to
      officers and affiliates ............           (27,741)            19,533           8,249            --                41
    Prepaid expenses and other ...........              (301)               767            (637)           --              (171)
    Accounts payable and accrued
      liabilities ........................             9,265                515             746            --            10,526
    Income taxes payable .................              (942)               487            (867)           --            (1,322)
                                             ---------------    ---------------    ------------    ------------    ------------
Net cash provided by (used in) operating .           (20,710)            27,556           3,846            --            10,692

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory ..............................           (18,575)              (668)         (3,549)           --           (22,792)
Inventory transferred to cost of rentals .             3,906              1,840             640            --             6,386
Revenue-producing tools lost in hole,
  abandoned, and sold ....................             3,565             (1,518)            (71)           --             1,976
Additions to property and equipment ......            (2,044)            (6,132)           (218)           --            (8,394)
Proceeds from sale of property and
  equipment ..............................               626                (45)             36            --               617
Acquisition ..............................           (27,629)           (18,535)            (62)           --           (46,226)
                                             ---------------    ---------------    ------------    ------------    ------------
Net cash used in investing activities ....           (40,151)           (25,058)         (3,224)           --           (68,433)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt .......           159,597               --              --              --           159,597
Payments on outstanding debt .............           (52,300)            (1,958)          1,432            --           (52,826)
Financing costs ..........................            (4,129)              --              --              --            (4,129)
Exercise of stock options ................               703               --              --              --               703
Purchase of treasury stock ...............              (813)              --              --              --              (813)
                                             ---------------    ---------------    ------------    ------------    ------------
Net cash provided by (used in) financing
  activities .............................           103,058             (1,958)          1,432            --           102,532
                                             ---------------    ---------------    ------------    ------------    ------------
Effect of foreign exchange rate changes
  on cash ................................              --                 --              (154)           --              (154)
                                             ---------------    ---------------    ------------    ------------    ------------
Increase in cash and cash equivalents ....            42,197                540           1,900            --            44,637
Cash and cash equivalents at beginning
  of period ..............................            14,475                320             405            --            15,200
                                             ---------------    ---------------    ------------    ------------    ------------
Cash and cash equivalents at end
  of period ..............................   $        56,672    $           860    $      2,305    $       --      $     59,837
                                             ===============    ===============    ============    ============    ============



                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NON-
                                              PARENT          GUARANTORS        GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                         ---------------    ---------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income (loss) ....................   $         3,193    $         2,675    $     (1,604)   $     (1,071)   $      3,193
Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
  Equity in earnings of subsidiaries .            (1,071)              --              --             1,071            --
  Depreciation and amortization ......             3,102              1,018              77            --             4,197
  Deferred income taxes ..............               511               --              --              --               511
  Provision for doubtful accounts
    receivable .......................               155                 29              24            --               208
  (Gain) on sale and disposition of
    property and equipment ...........               (11)              --              --              --               (11)
  Changes in operating assets and
    liabilities:
    Accounts receivable-- trade ......            (3,095)               158          (3,023)           --            (5,960)
    Accounts  receivable from/payable
      to affiliates ..................            (5,527)            (2,594)          3,551            --            (4,570)
    Prepaid expenses and other .......              (795)              (550)           (371)           --            (1,716)
    Accounts payable and accrued
      liabilities ....................             3,296                490           1,037            --             4,823
    Income taxes payable .............               357                 67             266            --               690
                                         ---------------    ---------------    ------------    ------------    ------------
Net cash provided by (used in)
  operating activities ...............               115              1,293             (43)           --             1,365

INVESTING ACTIVITIES:
Additions to revenue-producing tools
  and inventory ......................           (13,954)            (1,295)           (447)           --           (15,696)

Inventory transferred to cost of
  rentals ............................             3,197                613             501            --             4,311
Revenue-producing tools lost in hole,
  abandoned and sold .................             1,869               (450)           --              --             1,419
Additions to property and equipment ..              (467)                31             (73)           --              (509)
Proceeds from sale of property and
  equipment ..........................                20                 (2)             76            --                94
                                         ---------------    ---------------    ------------    ------------    ------------
Net cash provided (used in) investing
  activities .........................            (9,335)            (1,103)             57            --           (10,381)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt ...               400               --              --              --               400
Payments on outstanding debt .........            (4,628)              --              --              --            (4,628)
Payment of promissory note ...........            (5,000)              --              --              --            (5,000)
Proceeds from sale of common stock,
  net ................................            27,834               --              --              --            27,834
                                         ---------------    ---------------    ------------    ------------    ------------
Net cash provided by financing
  activities .........................            18,606               --              --              --            18,606
                                         ---------------    ---------------    ------------    ------------    ------------
Increase in cash and cash equivalents              9,386                190              14            --             9,590
Cash and cash equivalents at beginning
  of period ..........................             1,428                363             176            --             1,967
                                         ---------------    ---------------    ------------    ------------    ------------
Cash and cash equivalents at end of
  period .............................   $        10,814    $           553    $        190    $       --      $     11,557
                                         ===============    ===============    ============    ============    ============


                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          FOR YEAR ENDED APRIL 30, 1997
                                 (IN THOUSANDS)

                                                                                   NON-
                                              PARENT           GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                         ---------------    ---------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
Net income (loss) ....................   $         2,991    $         3,394    $      (2,961)   $        (960)   $       2,464
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Equity in earnings of subsidiaries .              (960)              --               --                960             --
  Depreciation and amortization ......             4,926              1,545              122             --              6,593
  Deferred income taxes ..............              (783)              --               --               --               (783)
  Provision for doubtful accounts
    receivable .......................               229                 40               36             --                305
  Provision for stock awards .........             2,807               --               --               --              2,807
  Loss on sale and disposition of
    property and equipment ...........                21                138             --               --                159
  Changes in operating assets and
    liabilities:
    Accounts receivable-- trade ......            (2,110)               264             (759)            --             (2,605)
    Accounts  receivable from/payable
      to affiliates ..................               722             (3,872)           3,778             --                628
    Prepaid expenses and other .......              (617)               (25)            (330)            --               (972)
    Accounts payable and accrued
      liabilities ....................             1,130                 48              397             --              1,575
    Income taxes payable .............               975                114              403             --              1,492
                                         ---------------    ---------------    -------------    -------------    -------------
Net cash provided by operating
  activities .........................             9,331              1,646              686             --             11,663

INVESTING ACTIVITIES:
Additions to revenue-producing tools
  and inventory ......................           (18,474)            (2,099)          (1,252)            --            (21,825)
Inventory transferred to cost of
  rentals ............................             3,805              1,207              901             --              5,913
Revenue-producing tools lost in hole,
  abandoned and sold .................             2,622               (639)            --               --              1,983
Additions to property and equipment ..              (547)               (22)             (91)            --               (660)
Proceeds from sale of property and
  equipment ..........................               277               (136)             (15)            --                126
Acquisition ..........................            (1,584)              --               --               --             (1,584)
                                         ---------------    ---------------    -------------    -------------    -------------
Net cash used in investing activities            (13,901)            (1,689)            (457)            --            (16,047)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt ...               400               --               --               --                400
Payments on outstanding debt .........            (5,198)              --               --               --             (5,198)
Payment of promissory note ...........            (5,000)              --               --               --             (5,000)
Net proceeds from sale of common
  stock ..............................            27,649               --               --               --             27,649
Purchase of treasury stock ...........              (234)              --               --               --               (234)
                                         ---------------    ---------------    -------------    -------------    -------------
Net cash provided by financing
  activities .........................            17,617               --               --               --             17,617
                                         ---------------    ---------------    -------------    -------------    -------------
Increase (decrease) in cash and cash
  equivalents ........................            13,047                (43)             229             --             13,233
Cash and cash equivalents at beginning
  of period ..........................             1,428                363              176             --              1,967
                                         ---------------    ---------------    -------------    -------------    -------------
Cash and cash equivalents at end of
  period .............................   $        14,475    $           320    $         405    $        --      $      15,200
                                         ===============    ===============    =============    =============    =============



                             See accompanying notes.

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          FOR YEAR ENDED APRIL 30, 1996
                                 (IN THOUSANDS)

                                                                                    NON-
                                               PARENT           GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                          ---------------    ---------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
Net income (loss) .....................   $         3,097    $          (132)   $         667    $      (1,018)   $       2,614
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Equity in earnings of subsidiaries ..            (1,018)              --               --              1,018             --
  Depreciation and amortization .......             4,324              1,344               58             --              5,726
  Deferred income taxes ...............              (816)              --               --               --               (816)
  Provision for doubtful accounts
    receivable ........................               204                 52             --               --                256
  Loss on sale and disposition of
    property and equipment ............                 6               --               --               --                  6
  Changes in operating assets and
    liabilities:
    Accounts receivable-- trade .......              (278)              (437)          (1,783)            --             (2,498)
    Accounts receivable from/payable to
      affiliates ......................            (3,251)             1,644            1,069             --               (538)
    Prepaid expenses and other ........               332                  2               13             --                347
    Accounts payable and accrued
      liabilities .....................            (1,138)               105              101             --               (932)
    Income taxes payable ..............               338                 92              311             --                741
                                          ---------------    ---------------    -------------    -------------    -------------
Net cash provided by operating
  activities ..........................             1,800              2,670              436             --              4,906

INVESTING ACTIVITIES:
Additions to revenue-producing  tools
  and inventory .......................            (9,267)            (2,576)            (330)            --            (12,173)
Inventory transferred to cost of
  rentals .............................             4,078              1,107              336             --              5,521
Revenue-producing tools lost in hole,
  abandoned and sold ..................             3,988             (1,437)            --               --              2,551
Additions to property and equipment ...              (870)               320             (333)            --               (883)
Proceeds from sale of property and
  equipment ...........................             1,247               (307)             (24)            --                916
                                          ---------------    ---------------    -------------    -------------    -------------
Net cash used in investing activities .              (824)            (2,893)            (351)            --             (4,068)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt ....             1,300               --               --               --              1,300
Payments on outstanding debt ..........            (1,967)              --               --               --             (1,967)
                                          ---------------    ---------------    -------------    -------------    -------------
Net cash provided by financing
  activities ..........................              (667)              --               --               --               (667)
                                          ---------------    ---------------    -------------    -------------    -------------
Increase (decrease) in cash and cash
  equivalents .........................               309               (223)              85             --                171
Cash and cash  equivalents at beginning
  of period ...........................             1,119                586               91             --              1,796
                                          ---------------    ---------------    -------------    -------------    -------------
Cash and cash equivalents at end of
  period ..............................   $         1,428    $           363    $         176    $        --      $       1,967
                                          ===============    ===============    =============    =============    =============



                             See accompanying notes.

A. SIGNIFICANT ACCOUNTING POLICIES

Elimination Entries

    Revenues and related cost of sales have been presented net of intercompany transactions.

B. OTHER

    Notes 1 through 18 should be read in conjunction with the Condensed Consolidating Financial Statements.

20. REPORTABLE SEGMENTS

    The Company has two reportable segments: Downhole Products and Services and Underbalanced Drilling. The Downhole Products and Services segment primarily provides downhole hole tools for rental, directional drilling services,electric wireline and tubing conveyed perforating services and tubular testing and handling services. The Underbalanced Drilling segment provides air drilling services and underbalanced drilling equipment packages. The accounting policies used to determine the segment information are the same as those described in Note 3.

    Export sales to unaffiliated customers included in domestic revenues were $406,000, $977,000 and $1.8 million in the years ended December 31, 1998 and April 30, 1997 and 1996, respectively. $430,000 for the eight month period ended December 31, 1997.

                                                             8 MONTHS
                                         YEAR ENDED            ENDED              YEAR ENDED        YEAR ENDED
                                     DECEMBER 31, 1998    DECEMBER 31, 1997     APRIL 30, 1997    APRIL 30, 1996
                                      -----------------    -----------------     --------------    --------------
Revenues:

Downhole Products & Services
      Rental Revenue                  $      61,255        $      42,454        $      49,497      $      42,987
      Products & Services                    37,483               13,519               16,954             15,952
                                      -------------        -------------        -------------      -------------
          Total                              98,738               55,973               66,451             58,939

Underbalanced Drilling
     Products & Services                      2,554                1,491                   --                 --
     Underbalanced Drilling                  31,025               18,685                   --                 --
                                      -------------        -------------        -------------      -------------
          Total                              33,579               20,176                   --                 --
                                      -------------        -------------        -------------      -------------
Total Reportable Segment Revenue      $     132,317        $      76,149        $      66,451      $      58,939
                                      =============        =============        =============      =============
Interest Expense

Downhole Products & Services          $          --        $         966        $         833      $         967
Underbalanced Drilling                          144                   81                   --                 --
                                      -------------        -------------        -------------      -------------
Total Reportable Segment Interest     $         144        $       1,047        $         833      $         967
                                      =============        =============        =============      =============

Depreciation and Amortization Expense:

Downhole Products & Services          $      10,249        $       5,020        $       6,289      $       5,522
Underbalanced Drilling                        6,395                2,554                   --                --
                                      -------------        -------------        -------------      -------------
Total Reportable Segment
     Depreciation and Amortization    $     16,644         $      7,574         $      6,289       $      5,522
                                      =============        =============        =============      =============
Reorganization Costs:

Downhole Products & Services          $         406        $       2,449        $          --      $          --
Underbalanced Drilling                           --                   --                   --                 --
                                      -------------        -------------        -------------      -------------
Total Reportable Segment
     Reorganization Costs             $         406        $       2,449        $          --      $          --
                                      =============        =============        =============      =============
Provision for Asset Impairment:

Downhole Products & Services          $      50,681        $          --        $          --      $          --
Underbalanced Drilling                           --                   --                   --                 --
                                      -------------        -------------        -------------      -------------

Total Reportable Segment
  Asset Impairment                    $      50,681        $          --        $          --      $          --
                                      =============        =============        =============      =============
Operating Income:

Downhole Products & Services
Underbalanced Drilling                $     (54,163)       $       6,360        $      13,852      $      11,910
                                              7,148                7,255                   --                 --
                                      -------------        -------------        -------------      -------------
Total Reportable Segment
  Operating Income                    $     (47,015)       $      13,615        $      13,852      $      11,910
                                      =============        =============        =============      =============
Segment Assets:

Downhole Products & Services          $     143,084        $      77,580        $      61,820      $      52,684
Underbalanced Drilling                       79,578               66,017                   --                 --
                                      -------------        -------------        -------------      -------------
Total Reportable Segment
  Assets                              $     222,662        $     143,597        $      61,820      $      52,684
                                      =============        =============        =============      =============

Underbalanced drilling segment assets include the Company's investment in joint venture.

Expenditure for Long-Lived Assets:

Downhole Products & Services          $      38,541        $      16,917        $      15,968      $       6,840
Underbalanced Drilling                        8,722                7,382                   --                 --
                                      -------------        -------------        -------------      -------------
Total Reportable Segment Expenditures $      47,263        $      24,299        $      15,968      $       6,840
                                      =============        =============        =============      =============

A reconciliation of operating income from segments to consolidated total operating income is as follows:



                                                             8 MONTHS
                                         YEAR ENDED            ENDED              YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1998    DECEMBER 31, 1997     APRIL 30, 1997    APRIL 30, 1996
                                      -----------------    -----------------     --------------    --------------
Operating Income (Loss)
Total Operating Income/Loss for
  Reportable Segments                      $(47,015)            $13,615              $13,852          $11,910
Non-Operating Segments
  Selling, General and Administrative        13,649               6,163                7,218            7,491
  Depreciation & Amortization                 7,837                 532                  304              204
  Reorganization Costs                        3,007                   4                   --               --
  Non-Cash Compensation Expense                 711                 661                2,807               --
  Provision for Asset Impairment                 12                  --                   --               --
  Interest Expense                           24,285               4,205                   --               --
Other Income/Expense                         (3,383)               (946)                (452)             174
                                           --------             -------               ------           ------
      Consolidated Income (Loss) Before
      Taxes and Extraordinary Item         $(93,133)            $ 2,996              $ 3,975          $ 4,041
                                           ========             =======              =======          =======

A reconciliation of segment assets to consolidated assets impairment is as follows:


                                                             8 MONTHS
                                         YEAR ENDED            ENDED              YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1998    DECEMBER 31, 1997     APRIL 30, 1997    APRIL 30, 1996
                                      -----------------    -----------------     --------------    --------------

Total Assets Impairment for
  Reportable Segments                       $50,681              $    --              $    --         $   --
Total Assets Impairment for
  Non-Operating Segment                       2,376                   --                   --             --
                                            -------               -------              -------        -------
      Total Asset Impairment                 53,057                   --                   --             --
                                            =======               =======              =======        =======

A reconciliation of segment assets to consolidated total assets is as follows:


                                                             8 MONTHS
                                         YEAR ENDED            ENDED              YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1998    DECEMBER 31, 1997     APRIL 30, 1997    APRIL 30, 1996
                                      -----------------    -----------------     --------------    --------------

Total Assets for Reportable Segments        222,662              143,597               61,820         52,013
Non-Operating Segment Assets                 49,511               65,680               20,538          3,865
                                            -------              -------               ------         ------
Consolidated Assets                         272,173              209,277               82,358         55,878
                                            =======              =======               ======         ======

Non-operating segment assets primarily consists of cash and cash equivalents, corporate property and equipment and certain deferred costs.

A reconciliation of expenditures for reportable segments to consolidated expenditures is as follows:

                                                             8 MONTHS
                                         YEAR ENDED            ENDED              YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1998    DECEMBER 31, 1997     APRIL 30, 1997    APRIL 30, 1996
                                      -----------------    -----------------     --------------    --------------

Total Expenditures for Reportable
  Segments                                  47,263               24,299               15,968          6,840
Total Expenditures for Non-Operating
  Segments                                   2,454                  501                  604            695
                                           -------              -------               ------         ------
     Total Consolidated Expenditures        49,717               24,800               16,572          7,535
                                           =======              =======               ======          =====

Operating revenues for reportable segments by geographic area are as follows:


                                                             8 MONTHS
                                         YEAR ENDED            ENDED              YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1998    DECEMBER 31, 1997     APRIL 30, 1997    APRIL 30, 1996
                                      -----------------    -----------------     --------------    --------------

     Domestic                               68,833               36,555               40,223           34,370
     Canada                                 10,203                5,167                  --               --
     Europe                                 10,970                4,979                7,297            7,349
     West Africa                             6,530                1,879                2,559            2,059
     Latin America                          21,790               18,337               11,670           11,032
     Middle East                             5,440                2,204                1,036              563
     Southeast Asia                          8,551                7,028                3,666            3,566
                                           -------              -------               ------           ------
       Total                               132,317               76,149               66,451           58,939
                                           =======              =======               ======           ======

Long-lived assets by geographic area are as follows:

                                                             8 MONTHS
                                         YEAR ENDED            ENDED              YEAR ENDED         YEAR ENDED
                                      DECEMBER 31, 1998    DECEMBER 31, 1997     APRIL 30, 1997    APRIL 30, 1996
                                      -----------------    -----------------     --------------    --------------

     Domestic                              146,079               88,989               35,371          26,425
     Canada                                 12,671               10,082                  --              --
     Europe                                 25,473                6,248                5,884           5,119
     West Africa                             4,182                  122                  178             221
     Latin America                           5,502                4,063                3,434           3,205
     Middle East                             3,375                1,147                  307             121
     Southeast Asia                          3,004                1,419                1,529           1,114
                                           -------              -------               ------          ------
       Total                               201,387              112,070               46,703          36,205
                                           =======              =======               ======          ======

21. QUARTERLY INFORMATION

     Selected unaudited quarterly data for the years ended December 31 are as follows:

                                                FOR THE QUARTER ENDED
                             -----------------------------------------------------------
                                MARCH 31        JUNE 30      SEPTEMBER 30   DECEMBER 31
                             -------------- --------------  -------------- -------------
                              (IN THOUSANDS, EXCEPT PER SHARE AND COMMON STOCK PRICE)
 Year Ending December 31,
   1998
 Operating revenues.....       $ 38,020       $ 33,779        $ 31,220       $ 29,298
 Operating income (loss)          3,412         (1,989)         (8,195)(d)    (65,315)(b),(c),(d)
 Loss before
   extraordinary item...         (1,705)        (7,709)        (15,043)(d)    (70,791)(b),(c),(d)
 Net loss ..............        (19,284)        (7,709)        (15,043)(d)    (70,791)(b),(c),(d)
 Dividends..............           0.00           0.00            0.00           0.00
 Loss per share before
   extraordinary item:
   Basic................          (0.18)         (0.77)          (1.50)         (7.05)
   Diluted..............          (0.18)         (0.77)          (1.50)         (7.05)
 Loss per share:
   Basic................          (2.08)         (0.77)          (1.50)         (7.05)
   Diluted..............          (2.07)         (0.77)          (1.50)         (7.05)
 Common stock price:
   High.................          10.50           9.88            6.38           2.06
   Low..................           7.38           5.75            2.00            .38

 Year Ending December 31,
   1997
 Operating revenues.....       $ 16,177       $ 18,896        $ 29,801       $ 32,511
 Operating income (loss)            578         (1,387)          3,395          3,950
 Net income (loss)......            221         (1,526)          1,243          1,010(a)
 Dividends..............           0.00           0.00            0.00           0.00
 Earnings (loss) per
 share:.................
   Basic................           0.02          (0.16)           0.14           0.11
   Diluted..............           0.02          (0.16)           0.13           0.11
 Common stock price:
   High.................          11.00           7.25           12.38          14.75
   Low..................           6.75           5.38            6.25          10.25

----------

(a) Reflects the impact of non-cash compensation expense during the period of $894,000 pretax and $572,000 after tax in the third quarter and $1.9 million pretax and $1.3 million after tax in the fourth quarter.

(b) Reflects the impact of non-cash compensation expensed during the period of $185,000, $286,000, $133,000, and $107,000 pretax in the first, second, third and fourth quarters, respectively.

(c) Reflects the impact of the provision for asset impairment of $53.0 million incurred in the fourth quarter.

(d) Reflects the impact of reorganization costs of $2.4 million and $1.0 million in the third and fourth quarters, respectively.

                            DAILEY INTERNATIONAL INC.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                              ADDITIONS
                                                            BALANCE    ----------------------
                                                              AT       CHARGED TO    CHARGED                   BALANCE
                                                           BEGINNING   COSTS AND     TO OTHER                 AT END OF
                                 DESCRIPTION               OF PERIOD    EXPENSES     ACCOUNTS   WRITE-OFFS     PERIOD
                              ------------------          ----------   ---------    ---------  ------------  ----------
Fiscal year ended April
  30, 1996.................   Allowance for
                              doubtful accounts           $1,356,000   $ 256,000    $       0   $(287,000)   $1,325,000
                                                          ==========   =========    =========   =========    ==========

                              Inventory reserve           $  892,000   $       0    $       0   $ (88,000)   $  804,000
                                                          ==========   =========    =========   =========    ==========

Fiscal year ended April
  30, 1997.................   Allowance for
                              doubtful accounts           $1,325,000   $ 305,000    $       0   $(154,000)   $1,476,000
                                                          ==========   =========    =========   =========    ==========

                              Inventory reserve           $  804,000   $       0    $       0   $(242,000)   $  562,000
                                                          ==========   =========    =========   =========    ==========

Eight months ended
  December 31, 1997........   Allowance for
                              doubtful accounts           $1,476,000   $ 490,000    $       0   $(182,000)   $1,784,000
                                                          ==========   =========    =========   =========    ==========

                              Inventory reserve           $  562,000   $  46,000    $       0   $  (2,000)   $  606,000
                                                          ==========   =========    =========   =========    ==========

Fiscal year ended
  December 31, 1998........   Allowance for
                              doubtful accounts          $1,784,000   $2,783,000   $ (15,000)  $(126,000)   $4,426,000
                                                         ==========   ==========   ==========  ==========   ==========

                              Inventory reserve          $  606,000   $ 676,000    $       0   $(158,000)   $1,124,000
                                                         ==========   =========    =========   ==========   ==========

                                  EXHIBIT INDEX



         EXHIBIT
         NUMBER            DESCRIPTION
      -----------          ------------

           3.1      --     Restated Certificate of Incorporation.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-1 (File No.
                           333-04593))

           3.2      --     Restated Bylaws of the Company. (Incorporated by
                           reference from the Company's Registration Statement
                           on Form S-1 (File No. 333-04593))

           3.3      --     Amendment to Restated Certificate of Incorporation
                           dated October 7, 1997. (Incorporated by reference
                           from the Company's Registration Statement on Form S-4
                           (File No. 333-47345))

           4.1      --     Form of Class A Common Stock Certificate.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-4 (File No.
                           333-47345))

           4.2      --     See Exhibits 3.1, 3.2 and 3.3 for provisions of
                           the Restated Certificate of Incorporation and
                           Restated Bylaws of the Company defining the rights of
                           the holders of Class A Common Stock.

           4.3      --     Indenture Dated February 13, 1998, by and between
                           the Company, the Subsidiary Guarantors and the U.S.
                           Trust Company of Texas, N.A. relating to the
                           Company's 9 1/2% Senior Notes Due 2008. (Incorporated
                           by reference from the Company's Registration
                           Statement on Form S-4 (File No. 333-47345))

           4.4      --     Form of Note for the Company's Senior Notes Due
                           2008. (Incorporated by reference from the Company's
                           Registration Statement on Form S-4 (File No.
                           333-47345))

           4.5      --     Registration Rights Agreement dated March 23,
                           1998, between the Company and the former shareholders
                           of IDS (incorporated by reference from amendment No.
                           1 to the Company's registration statement on Form S-4
                           (file no. 333-47345)).

           4.6      --     See Exhibits 10.3 through 10.5 and Exhibit 10.12 for
                           additional instruments defining the rights of holders
                           common stock of the Company and of long-term debt of
                           the Company and its Subsidiaries.

          10.1      --     Relationship Agreement by and between the Company
                           and Lawrence Industries, Inc. (Incorporated by
                           reference from the Company's Registration Statement
                           on Form S-1 (File No. 333-04593))

          10.2      --     Office Lease Agreement by and between the Company
                           as lessee and Lawrence International, Inc. as lessor.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-1 (File No.
                           333-04593))

          10.3      --     Registration Rights Agreement by and between the
                           Company and Lawrence Industries, Inc. (Incorporated
                           by reference from the Company's Registration
                           Statement on Form S-1 (File No. 333-04593))

         +10.4      --     Dailey Petroleum Services Corp. 1996 Key Employee
                           Stock Plan. (Incorporated by reference from the
                           Company's Registration Statement on Form S-1 (File
                           No. 333-04593))

         +10.5      --     Dailey Petroleum Services Corp. 1996 Non-Employee
                           Director Stock Option Plan. (Incorporated by
                           reference from the Company's Registration Statement
                           on Form S-1 (File No. 333-04593))

          10.6      --     Tax Allocation Agreement by and between the
                           Company and Lawrence Industries, Inc. (Incorporated
                           by reference from the Company's Registration
                           Statement on Form S-1 (File No. 333-04593))

          10.7      --     Form of Indemnification Agreement between the
                           Company and its directors. (Incorporated by reference
                           from the Company's Registration Statement on Form S-1
                           (File No. 333-04593))

          10.8      --     Form of Indemnification Agreement between the
                           Company and its executive officers. (Incorporated by
                           reference from the Company's Registration Statement
                           on Form S-1 (File No. 333-04593))


         +10.9     --      Amended Employment Agreement between the Company
                           and William D. Sutton dated December 31, 1997.
                           (Incorporated by reference from the Company's
                           Registration Statement on Form S-4 (File No.
                           333-47345))

         +10.10     --     Employment Agreement between the Company and J.D.
                           Lawrence dated November 27, 1996. (Incorporated by
                           reference from the Company's Quarterly Report on Form
                           10-Q for the three months ended January 31, 1997)

          10.11     --     1997 Long-Term Incentive Plan. (Incorporated by
                           reference from the Company's Registration Statement
                           on Form S-4 (File No. 333-47345))

          10.12     --     Employment Agreement between the Company and John
                           Beard, as amended

          10.13     --     Employment Agreement between the Company and Al Kite

          21.1      --     List of Subsidiaries of the Company. (Incorporated
                           by reference from the Company's Registration
                           Statement on Form S-4 (File No. 333-47345))

          23.1      --     Consent of Ernst & Young LLP

          27.1      --     Financial Data Schedule.


----------

+   Management Contract.

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