Form 10-K/A
period 1998-12-31
DAILEY INTERNATIONAL INC
filed 1999-04-30
CIK 1015360

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                    AMENDMENT TO APPLICATION OR REPORT
          Filed pursuant to Section 12, 13, or 15(d) of the Securities
                              Exchange Act of 1934


                            DAILEY INTERNATIONAL INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                          Commission File No. 001-11963


                                 AMENDMENT NO. 1



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth in the pages attached hereto:


                        Part III, Items 10, 11, 12 and 13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors of the Company is classified into three classes, each with a term of three years or until the director's successor is duly elected and qualified. In February 1999, each of the Company's outside directors resigned from the Board. The company's current Board currently has not identified any candidates to replace these outside directors. Set forth below is certain information concerning the current directors of the Company, with each person's business experience for at least the past five years. Each of the individuals listed below have been a director of the Company since 1996.

                                           PRESENT POSITIONS          EXPIRATION OF
                                                WITH THE                 PRESENT
              NAME            AGE               COMPANY                   TERM
              ----            ---          -----------------          -------------
         J.D. Lawrence         53       Chairman of the Board of          1999
                                         Directors and Director

          Al Kite (1)          66       Interim President, Chief          2001
                                         Executive Officer and
                                                Director

     William D. Sutton (1)     45        Senior Vice President,           2000
                                       General Counsel, Secretary
                                              and Director

(1)      Member of the Executive Committee of the Board of Directors.

         J. D. Lawrence has been a director of the Company or its predecessor since 1973 and Chairman of the Board of Directors of the Company or its predecessor since June 1989. He has been employed by the Company or its predecessor since 1968, serving as President from 1982 to 1989 and as a Vice President from 1973 to 1982. Mr. Lawrence is the President and sole director of Lawrence International, Inc. ("Lawrence?).

         Al Kite has been Interim President and Chief Executive Officer of the Company since August 1998 and a director of the Company since September 1996. Mr. Kite was President of Halliburton Drilling Systems from 1993 to 1994 and President of Eastman Christensen from 1986 to 1990. He has served as International Manager in London and Executive Vice President of Operations for Smith/Servco, President of Worldwide Operations at Eastman Christensen and Senior Vice President Eastern Hemisphere for Smith International.

         William D. Sutton has been Senior Vice President, General Counsel and Secretary of the Company or its predecessor since 1984 and a director of the Company or its predecessor since September 1991. He has served as the Company's or its predecessor's Secretary and General Counsel since 1980. He also served as a director of the Company from 1979 to 1990, and as a Vice President from 1982 to 1984. Prior to joining the Company's predecessor in 1979, Mr. Sutton was an attorney in private practice.

EXECUTIVE OFFICERS

         The following table provides information with respect to the executive officers of the Company. Each executive officer has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors or his or her earlier removal or resignation from office.

                                                                                             YEAR FIRST
                                                                                              ELECTED
NAME OF OFFICER                         POSITION WITH THE COMPANY                  AGE       AS OFFICER
---------------                         -------------------------                  ---       ----------
J. D. Lawrence                     Chairman of the Board of Directors              53           1996

Al Kite                      Interim President, Chief Executive Officer and        66           1998
                                               Director

William D. Sutton          Senior Vice President, General Counsel, Secretary       45           1996
                                             and Director

John Beard                   Interim Chief Financial Officer and Treasurer         50           1999

----------

         For additional information regarding Messrs. Lawrence, Kite and Sutton, see "Directors", above.

         John Beard has been, Interim Chief Financial Officer and Treasurer of the Company since January 1999. Mr. Beard joined Dailey in July 1998 as Director of Internal Audit before being named Interim Chief Financial Officer and Treasurer in January 1999. Prior to joining Dailey, Mr. Beard was with Western Atlas, Inc., a geophysical and wire-line company. Mr. Beard was also Chief Financial Officer for Laurin Maritime (America) Inc., a private, multi-million dollar ship owner management company from 1994 through 1997. Mr. Beard also has big five accounting experience.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1998 through December 31, 1998, all filing requirements applicable to officers, directors and greater than ten-percent shareholders were complied with, except that John W. Sinders reported his appointment to the Board of Directors and the purchase of 40,000 shares of Class A Common Stock on Form 5, rather than on Form 3 and Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation for the fiscal year ended December 31, 1998, the eight-month transition period (the ?Transition Period?) ended December 31, 1997 and the fiscal years ended April 30, 1997 and 1996, earned by or paid to the Company's Chief Executive Officer, the other executive officers of the Company and the two other individuals who would have been included in such table had they been executive officers of the Company as of December 31, 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE




                                                                                           LONG TERM
                                                                                         COMPENSATION
                                                   ANNUAL COMPENSATION                       AWARDS
                                         ----------------------------------------   -------------------------
                                                                                                  SECURITIES
                                                                        OTHER        RESTRICTED   UNDERLYING
                                                                        ANNUAL         STOCK       OPTIONS/         ALL OTHER
       NAME AND                                                      COMPENSATION      AWARDS      SARS(#)        COMPENSATION
   PRINCIPAL POSITION         YEAR        SALARY         BONUS           (1)           ($) (2)        (3)             (4)
------------------------      ----       ---------     --------     -------------   -----------     ---------     --------------
J. D. Lawrence..........      1998        $103,077         --                            --            --            $9,234
      Chairman of the         1997T         69,370         --               --           --            --             2,091
      Board                   1997         221,022         --                *           --                           4,265
                              1996         296,532         --          $29,203           --            --             5,904
                                                                             *                         --


Al Kite..............(5)      1998         143,264         --               --           --            --             3,150
      Interim President
      and Chief
      Executive Officer


William D. Sutton.......      1998         281,628    $59,457           61,705           --       137,912             3,860
      Senior Vice             1997T        170,943         --                *     $828,750            --             4,862
      President               1997         223,936     75,819           36,973      960,000        97,912             4,479
      General Counsel         1996         230,896     55,260                *           --            --             5,494
      and Secretary



James F. Farr........(6)      1998         248,339    173,619           52,507           --       147,912         1,147,294
      Former President        1997T        215,597         --                *    1,275,000            --             4,897
      and Chief               1997         258,958     93,240           49,131      960,000        97,912             4,596
      Executive Officer       1996         248,651     55,500                *           --            --             4,745


David T. Tighe.......(7)      1998         222,646     51,446           45,565           --       137,912             3,552
      Former Senior Vice      1997T        138,600         --                *      828,750            --             5,285
      President?Finance,      1997         186,852     59,940           35,675      960,000        97,912             4,445
      Chief Financial         1996         148,671     54,960           21,723           --            --             4,401
      Officer and
      Treasurer



--------------

* Amounts exclude the value of perquisites and personal benefits because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Executive Officer.

(1) Amounts in this column for Messrs. Sutton, Farr and Tighe primarily represent payments for company automobiles and unused vacation. During 1998, payments to Mr. Sutton, Mr. Farr and Mr. Tighe for company automobiles and unused vacation were $28,949 and $32,756, respectively, for Mr. Sutton; $20,199 and $32,308, respectively, for Mr. Farr; and $28,949 and $16,615, respectively, for Mr. Tighe. During 1997, payments to Mr. Sutton, Mr. Farr and Mr. Tighe for company automobiles and unused vacation were $22,208 and $26,923, respectively, for Mr. Sutton; $19,459 and $17,514, respectively, for Mr. Farr; and $18,367 and $17,308, respectively, for Mr. Tighe. Payments in 1996 to Mr. Tighe for company automobiles and unused vacation were $5,105 and $16,618, respectively. Amount in 1997 for Mr. Lawrence relates to his use of various company assets.

(2) Effective upon closing of the Company's initial public offering in August 1996 (the "1996 IPO"), each of Messrs. Farr, Sutton and Tighe were granted 120,000 shares of restricted stock, which were subject to vesting requirements that were extinguished during 1997. The value of such restricted stock awards as of April 30, 1997, was $840,000. During the Transition Period, Messrs. Farr, Sutton and Tighe were granted an additional 100,000, 65,000 and 65,000 shares of restricted stock, respectively, which had a value at December 31, 1997 of $1,087,500, $706,875 and $706,875, respectively. Mr. Sutton's awards during the Transition begin vesting in 1999 in one-quarter annual installments over four years so that all such awards are vested during 2002. Messrs. Farr and Tighe?s awards were vested in full upon their resignation from employment with the Company. Based upon the closing price of the Company's Class A Common Stock on the Nasdaq on December 31, 1998, the value of all of these restricted stock grants at December 31, 1998 was $127,650, $151,800, and $127,650 for Messrs. Sutton, Farr and Tighe, respectively. Mr. Sutton is entitled to receive dividends, to the extent declared on the Common Stock, on unvested shares of restricted stock.

(3) 1998 amounts includes options to purchase 97,912 shares of Class A Common Stock for each of Messrs. Sutton, Tighe and Farr, respectively, which were granted in the fiscal year ended April 30, 1997 and repriced during 1998.

(4) Amounts represent employer matching contributions to the Company's 401(k) plan and payments on behalf of the employee for group term life insurance. Amounts in 1998 for Mr. Farr also include severance payments made by the Company in the aggregate amount of $1,141,800 relating to his leaving employment with the Company in August 1998.

(5) Mr. Kite became Interim President and Chief Executive Officer of the Company in August 1998.

(6)      Mr. Farr left the Company in August 1998.

(7)      Mr. Tighe left the Company in January 1999.

         During 1998, the Company repriced options previously granted in prior years to the Named Executive Officers, as well as other employees of the Company. Pursuant to such repricing, the exercise price for such options was reduced to $6.00 per share. The following table sets forth information for each of the Named Executive Officers for those options repriced during the year as if they were new options granted during 1998 and for new options granted to each of the Named Executive Officers during 1998:


                        OPTION/SAR GRANTS IN FISCAL 1998



                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE AT ASSUMED
                                       NUMBER OF      % OF TOTAL        EXERCISE                      ANNUAL RATES OF STOCK
                                      SECURITIES      OPTIONS/SARS        OR                            PRICE APPRECIATION
                                      UNDERLYING       GRANTED TO        BASE                            FOR OPTION TERM
                                     OPTIONS/SARS     EMPLOYEES IN       PRICE        EXPIRATION    -------------------------
         NAME                          GRANTED        FISCAL YEAR        ($/SH)          DATE           5%($)         10%($)
--------------------------------    -------------    -------------     ------------   -----------   -----------    ----------
J. D. Lawrence..............                --             --              --              --             --              --

Al Kite.....................                --             --              --              --             --              --

William D. Sutton(1)........            72,912             8.1%           $6.00         8/14/06      $       0      $ 95,346

                                        25,000             2.8%           $6.00         3/06/07              0        50,961

                                        40,000             4.5%           $3.75         8/11/08         94,344       239,061

James F. Farr(2)............            72,912             8.1%           $6.00         2/17/00              0             0

                                        25,000             2.8%           $6.00         2/17/00              0             0

                                        50,000             5.8%           $3.75         2/17/00         14,297        29,063

David T. Tighe(3)...........            72,912             8.1%           $6.00         8/14/06              0        95,346

                                        25,000             2.8%           $6.00         3/06/07              0        50,961

                                        40,000             4.5%           $3.75         8/11/08         94,344       239,061


(1) Calculated utilizing the fair market value on the date of repricing or the date of grant of $3.75 per share.

(2) Upon Mr. Farr's leaving the employment of the Company in August 1998, all of his stock options became immediately vested.

(3) Upon Mr. Tighe's leaving the employment of the Company in January 1999, all of his stock options became immediately vested. These options terminated in April 1999.

      The following table summarizes options owned by the Named Executive Officers as of December 31, 1998:

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1998
                       AND DECEMBER 31, 1998 OPTION VALUE



                                                                          Number of              Value of Unexercised
                                                                         Unexercised                In-the-Money
                                                                        Options/SARs at            Options/SARs at
                                      Shares                              December 31,                December 31,
                                     Acquired                                 1998                      1998($)
                                       On              Value              Exercisable/              Exercisable/
            Name                    Exercise(#)      Realized($)          Unexercisable            Unexercisable(1)
---------------------------        -------------    ------------         --------------          --------------------

J. D. Lawrence...........                0                0                    0/0                       $0/$0

Al Kite..................                0                0               30,000/10,000                   0/0

William D. Sutton........                0                0               97,912/40,000                   0/0

James F. Farr............                0                0                 147,912/0                     0/0

David T. Tighe...........                0                0               97,912/40,000                   0/0

(1) None of the options owned by any of the Named Executive Officers were "in-the-money" on December 31, 1998, utilizing the closing price of $0.69 for the Class A Common as reported by the NASDAQ Stock Market, Inc. on December 31, 1998.

COMPENSATION OF DIRECTORS

         Employee directors of the Company do not receive any additional compensation for their services as a director of the Company. The Company pays an annual retainer of $15,000 to each non-employee director. In addition, each non-employee director receives $1,500 for each Board of Directors meeting attended and $750 for each committee meeting attended. The Company also pays reasonable out-of-pocket expenses incurred by non-employee directors and advisory directors to attend Board of Directors and committee meetings. For 1998, this amount was paid in shares of Class A Common Stock valued at approximately $8.25 per share (the market price on the date of grant). Non-employee directors also are entitled to receive options pursuant to the 1996 Non-Employee Director Stock Plan (the "1996 Director Plan"). Under the 1996 Director Plan, an aggregate of 100,000 shares of Class A Common Stock have been reserved for grant of options to purchase Class A Common Stock. To date, options to acquire 70,000 shares of Class A Common Stock at an exercise price equal to the fair market value of the Class A Common Stock on the date of grant have been granted pursuant to the 1996 Director Plan..


EMPLOYMENT AGREEMENTS


         Each of Messrs. Lawrence, Kite, Sutton and Beard has entered into an employment with the Company. Mr. Lawrence's employment agreement has an initial term through December 31, 1999 and provides for a minimum annual salary of $100,000, and also provides for certain automobile allowances, employee benefits, vacation and reimbursement of expenses. Mr. Lawrence's employment agreement may be terminated by the Company with or without cause or by Mr. Lawrence at any time for any reason. If the Company terminates Mr. Lawrence for any reason other than for "cause" and such termination is not within one year of a change in control, the Company is required to pay Mr. Lawrence an amount equal to the greater of his total base salary for the remainder of the employment period or three months of his base salary, if greater. If the Company terminates Mr. Lawrence for any reason other than for "cause" and such termination occurs within one year of a change in control, or if Mr. Lawrence terminates his employment for good cause and such termination occurs within one year of a change in control, the Company is required to pay to Mr. Lawrence an amount equal to the greater of (i) his total base salary for the remainder of the employment period; (ii) two times the greater of (a) his annualized base salary in effect upon the occurrence of the change in control or (b) his annualized base salary in effect on the date notice of termination is received; or (iii) one month of base salary for each full year of service completed with the Company as of the date of termination


         Mr. Kite's employment agreement provides for a one year term and that he receive an annual salary of $386,000, which is payable to him even if his employment is terminated prior to completion of the one-year term. In addition, Mr. Kite's employment agreement provides for the following additional compensation to be paid: (i) if the Company enters into a qualified sales transaction (a transfer of ownership by sale or merger of 80% or more of the Company's outstanding common stock) by May 4, 1999, Mr. Kite will receive a bonus payment of $386,000; and (ii) if the Company sells one or more product lines, division and/or subsidiaries, but does not enter into a qualified sales transaction, the compensation committee will review whether a partial payment under (i) has been earned.


         Mr. Sutton's employment agreement has an initial term through December 31, 2000 and provides for a minimum annual salary of $273,000, and also provides for certain automobile allowances, employee benefits, vacation and reimbursement of expenses. The employment agreement may be terminated by the Company with or without cause or by Mr. Sutton at any reason. If the Company terminates Mr. Sutton for any reason other than for "cause" and such termination is not within one year of a change in control, the Company is required to pay Mr. Sutton an amount equal to the greater of his total base salary for the remainder of the employment period or one month of base salary for each full year of service completed with the Company as of the date of termination,and (i) to pay an amount equal to Mr. Sutton's most recent annual bonus and (ii) to cause the Mr. Sutton to become fully vested in any stock options and stock grants held by him. If the Company terminates Mr. Sutton for any reason other than for "cause" and such termination occurs within one year of a change in control, or if Mr. Sutton terminates the agreement for good cause and such termination occurs within one year of a change of control, the Company is required (i) to pay Mr. Sutton 2.99 times his annualized base salary in effect upon the occurrence of the change in control, (ii) to pay Mr. Sutton an amount equal to 2.99 times the greater of his most recent annual bonus or a target bonus of $50,000 and (iii) to cause Mr. Sutton to become fully vested in any stock options and stock grants held by him.


         Mr. Beard's employment agreement has an initial term through June 30, 2000 and provides for a minimum annual salary of $140,000, and also provides for certain automobile allowances, employee benefits, vacation and reimbursement of expenses. The employment agreement may be terminated by the Company with or without cause or by Mr. Beard at any reason. If Mr. Beard is terminated without cause and such termination was not within one year of a change of control, then Mr. Beard is entitled to (i) receive an amount equal to his total base salary for the greater of the remainder of his employment period or twelve months; (ii) continue participation in the Company's health and benefit plans for the greater of the remainder of his employment term or twelve months; and (iii) cause Mr. Beard to become fully vested in any stock options or stock grants made by the Company. If the Company terminates Mr. Beard for any reason other than for "cause" and such termination occurs within one year of a change in control, or if Mr. Beard terminates the agreement for good cause and such termination occurs within one year of a change of control, the Company is required (i) to pay Mr. Beard 2.99 times his annualized base salary in effect upon the occurrence of the change in control, (ii) to pay Mr. Beard an amount equal to 2.99 times the greater of his most recent annual bonus or a target bonus of $20,000 and (iii) to cause Mr. Beard to become fully vested in any stock options and stock grants held by him.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of April 30, 1999, with respect to the beneficial ownership of Common Stock by (a) each director, (b) each named executive officer in the Summary Compensation Table, (c) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (d) all officers and directors of the Company as a group.




                                                                                       SHARES BENEFICIALLY OWNED(1)
                                                                                       ----------------------------
                                                CLASS A                    CLASS B                     PERCENT(2)
         NAME AND ADDRESS OF                    COMMON       PERCENT       COMMON        PERCENT         VOTING
          BENEFICIAL OWNER                       STOCK       CLASS A        STOCK        CLASS B          POWER
-----------------------------------------    ------------   ---------    ------------  -----------    -------------
J.D. Lawrence(3).......................            --            --       5,000,000         100%           86.0%


Metropolitan Life Insurance
  Company LLP(4).......................         655,400        12.8              --          --             1.6

Robertson, Stephens & Co. Investment
  Management L.P.(5)...................         292,400          --              --          --               *

Wellington Management
  Company LLP(6).......................         669,600          13              --          --             1.7


William D. Sutton(7)...................         215,240         4.2              --          --               *

Al Kite(8).............................          31,819           *              --          --               *

James F. Farr(9).......................         291,896         5.7              --          --               *

David Tighe ...........................         258,334         5.0              --          --               *

All executive officers and directors
as a Group (4 Persons)(3), (7), (8)....         505,393         9.8       5,000,000         100%           87.2


----------
*  Less than 1%.

(1) The Commission has defined beneficial ownership to include sole or shared voting or investment power with respect to a security or the right to acquire beneficial ownership of a security within 60 days. The number of shares indicated are owned with sole voting and investment power unless otherwise noted.

(2) Percent based upon both Class A Common Stock and Class B Common Stock, combined.

(3) Represents shares owned directly by Mr. Lawrence and trusts for his children located at 2507 North Frazier, Conroe, Texas 77305. Mr. Lawrence and trusts for his children own all of the voting stock of Lawrence. Because of these relationships, Mr. Lawrence may be deemed to be the beneficial owner of all shares of Class B Common Stock owned by Lawrence.

(4) Based solely upon a Schedule 13G and all amendments thereto filed on behalf of Metropolitan Life Insurance Company. Metropolitan Life Insurance Company's business address is One Madison Avenue, New York, New York 10010.

(5) Based solely on a Schedule 13D and all amendments thereto (the "Schedule 13D") filed on behalf of the Robertson Stephens Orphan Fund, Robertson, Stephens & Company Investment Management, L.P. ("RS&Co., L.P."), Bayview Investors, Ltd., The Robertson Stephens & Company Global Natural Resources Fund (the "Natural Resources Fund"), The Robertson Stephens Partners Fund (the "Partners Fund"), Robertson, Stephens & Company, Inc. ("RS&Co. Inc.") and RS&Co., Inc.'s five shareholders, Messrs. Sanford R. Robertson, Paul H. Stephens, Michael
         G. McCaffery, G. Randy Hecht, and Kenneth R. Fitzsimmons (collectively, the "Robertson Shareholders"). Based on the Schedule 13D, RS&Co., L.P., as general partner of the Natural Resources Fund and the Partners Fund, beneficially owns the 161,400 shares and 131,000 shares of Class A Common Stock owned by the Natural Resources Fund and Partners Fund, respectively. RS&Co, Inc., as general partner of RS&Co., L.P. is deemed to beneficially own the 292,400 shares of Class A Common Stock beneficially owned by RS&Co., L.P. Based on the Schedule 13D, the Robertson Shareholders disclaim any ownership of the shares of Common Stock beneficially owned by RS&Co., Inc. The business address for these individuals and entities is 555 California Street, Suite 2600, San Francisco, CA 94104.

(6) Based solely upon a Schedule 13G and all amendments thereto filed by Wellington Management Company LLP. Wellington Management's business address is 75 State Street, Boston, Massachusetts 02109.

(7) Includes presently exercisable options to purchase 97,912 shares of Class A Common Stock. Excludes options to purchase 40,000 shares of Class A Common Stock that are not exercisable within 60 days.

(8) Includes presently exercisable options to purchase 30,000 shares of Class A Common Stock. Excludes options to purchase 10,000 shares of Class A Common Stock that are not exercisable within 60 days.

(9) Includes presently exercisable options to purchase 147,912 shares of Class A Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRINCIPAL STOCKHOLDER

         Lease Agreements. The Company maintains executive offices in a building located in Conroe, Texas and occupies four adjacent manufacturing and maintenance research and development, and storage facilities, all of which are owned by Lawrence. In 1998, the Company incurred rent expense of $941,000 relating to such properties. The rental rates under these new lease agreements were determined by the Company and Lawrence based upon a survey of rental rates prepared by an independent firm. Based upon this survey, the Company believes that the rental rates and other terms under these lease agreements are comparable to those that would be obtained in an arm's-length transaction with an independent third party.

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

         Relationship Agreement. Under the terms of a relationship agreement between the Company and Lawrence International Inc. (the "Relationship Agreement"), the Company has agreed to provide to Lawrence and its affiliates, upon their request and on an as-available basis, various administrative and management services including cash management, accounting, tax, data processing, human resources and legal services. Lawrence pays for such services at rates calculated to recover the Company's reasonable costs of providing such services. The Relationship Agreement also provides that Lawrence will render to the Company technical consulting services when requested by the Company. In return, the Company will pay Lawrence approximately $250,000 per year for the term of the Relationship Agreement. The Relationship Agreement commenced upon the closing of the 1996 IPO and terminates on April 30, 1999. In addition, under the Relationship Agreement, Lawrence and the Company have agreed to reimburse each other for the costs of certain insurance policies purchased by one party on behalf of the other. As of December 31, 1998, Lawrence owed the Company approximately $362,000, for products and services rendered pursuant to the Relationship Agreement.

         Registration Rights Agreement. Pursuant to the terms of a registration rights agreement with Mr. Lawrence (the "Lawrence Registration Rights Agreement"), upon the request of Mr. Lawrence (or certain assignees) for a period of ten years (beginning in 1996), the Company has agreed to register, on up to two occasions, the sale of a minimum of 500,000 shares and up to all 5,000,000 shares of Class B Common Stock beneficially owned by Mr. Lawrence that Mr. Lawrence (or such assignees) requests to be registered under the Securities Act and applicable state securities laws. The Company will become obligated to register the sale of the Class B Common Stock on one additional occasion if Mr. Lawrence dies during the term of the Lawrence Registration Rights Agreement and Mr. Lawrence previously has exhausted its two demand registrations. The Company also is obligated to offer Mr. Lawrence and certain assignees the right to include shares of the Class B Common Stock owned by it in certain registration statements filed by the Company. The Company is obligated to pay all expenses incidental to such registrations, excluding fees of counsel to Mr. Lawrence, underwriters' discounts and commissions, and transfer fees.

         During 1998, the Company paid an aggregate of $167,000 to relatives of, and entities controlled by, the company's Chairman of the Board relating to miscellaneous goods and services.

OTHER

         In January 1997, the Company loaned Mr. Farr $250,000 pursuant to a five-year promissory note. Interest accrues at the prime rate and is payable monthly by Mr. Farr. The note is secured by a pledge of 36,000 shares of Class A Common Stock held by Mr. Farr. In connection with Mr. Farr's leaving the Company's employment, the promissory note was repaid.

         In August 1997, John W. Sinders, Jr., and Executive Vice President of Jefferies, accepted his appointment as a non-voting advisory director of the Board of Directors of the Company. In June 1998, Mr. Sinders became a director of the Company. He subsequently resigned in February 1999. Jefferies has provided investment banking services to the Company in the past, including serving as lead underwriter in the Company's initial public offering and as the initial purchaser in the sale and issuance of $115 million principal amount of the Company's 9?% Senior Notes due 2007 (the "Old Notes") in August 1997, for which Jefferies has received usual and customary fees. In February 1998, Jefferies sold the Old Notes to the Company contemporaneously with the closing of the issuance of the Company's 9?% Senior Notes due 2008 (the "Outstanding Notes") at an aggregate price of 111% of their principal amount, plus accrued and unpaid interest up to, but not including, the date of payment. Jefferies also acted as the initial purchaser in the sale of the Outstanding Notes, for which it received usual and customary fees. Pursuant to a letter agreement between the Company and Jefferies, Jefferies has acted as a financial advisor to the Company in connection with the acquisition of, merger or other combination with certain potential acquisition targets. Except for usual and customary fees paid in connection with the acquisitions of Directional Wireline Services, Inc., DAMCO Services, Inc. and DAMCO Tong Services, Inc. and $1.0 million in connection with other financial advisory services, the Company has not paid Jefferies and is not obligated to pay Jefferies any compensation for services rendered under this agreement or otherwise to date.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DAILEY INTERNATIONAL INC.




                                    By: /s/ WILLIAM D. SUTTON
                                       -----------------------------------------
                                                    William D. Sutton
                                              Senior Vice President, General
                                                  Counsel and Secretary
                                               (Principal Executive Officer)