Form 10-Q
period 1999-03-31
DAILEY INTERNATIONAL INC
filed 1999-05-24
CIK 1015360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    FORM 10-Q (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Number of shares outstanding of issuer's Class A Common Stock as of May 14, 1999 was 5,129,004. The Company has 5,000,000 shares of Class B Common Stock outstanding.

                            DAILEY INTERNATIONAL INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

  PART I.   FINANCIAL INFORMATION                                                             PAGE NO.

  Item 1.   Financial Statements (unaudited)
     Consolidated balance sheets - March 31, 1999 and December 31, 1998                            3
     Consolidated statements of operations - Three months ended March 31, 1999 and 1998            4
     Consolidated statements of cash flows - Three months ended March 31, 1999 and 1998            5
     Notes to consolidated financial statements - March 31, 1999                                 6-9
  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                        10-17
  Item 3.    Quantitative and Qualitative Disclosure About Market Risk                            17

  PART II.   OTHER INFORMATION                                                                    18

  Item 1.    Legal Proceedings
  Item 2.    Changes in Securities
  Item 3.    Defaults upon Senior Securities
  Item 4.    Submission of Matters to a Vote of Security Holders
  Item 5.    Other Information
  Item 6.    Exhibits and Reports on Form 8-K

  Signatures                                                                                      19

                            DAILEY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                MARCH 31,      DECEMBER 31,
                                           ASSETS                                 1999            1998
                                                                               ---------        ---------
                                                                               (UNAUDITED)
                  Current assets:
                    Cash and cash equivalents.............................     $  19,185        $  32,843
                    Accounts receivable, net..............................        32,634           32,803
                    Accounts receivable from affiliates...................           368              362
                    Prepaid expenses and other current assets.............         3,142            4,778
                                                                               ---------        ---------
                           Total current assets...........................        55,329           70,786
                  Revenue-producing tools and inventory, net..............       136,655          141,524
                  Property and equipment, net.............................        13,019           13,255
                  Goodwill, net...........................................        21,979           22,275
                  Investment in joint venture.............................         7,609            7,100
                  Other assets............................................        16,445           17,233
                                                                               ---------        ---------
                           Total assets...................................     $ 251,036        $ 272,173
                                                                               =========        =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                  Current liabilities:
                    Accounts payable and accrued liabilities...............    $  12,426        $  15,258
                    Accrued interest on senior notes.......................        3,266            9,797
                    Income taxes payable...................................        4,682            3,987
                    Current portion of long-term debt......................          736            1,048
                                                                               ---------        ---------
                           Total current liabilities.......................       21,110           30,090
                  Long-term debt...........................................      275,067          275,060
                  Deferred income taxes....................................        5,946            5,910
                  Other noncurrent liabilities.............................        1,065            1,298
                  Stockholders' equity (deficit):
                    Preferred stock, $0.01 par value: 5,000,000 shares
                      authorized; none issued..............................           --               --
                    Common stock, Class A, $0.01 par value: 20,000,000
                      shares authorized; 5,703,655 and 5,703,655 issued
                      and 5,129,004 and 5,135,504 outstanding at
                      March 31, 1999 and December 31, 1998, respectively;
                      Class B, $0.01 par value: 10,000,000 shares
                      authorized, 5,000,000 shares issued and outstanding
                      at March 31, 1999 and December 31, 1998,
                      respectively........................................           106              106
                    Treasury stock (574,651 and 568,151 shares at
                      March 31, 1999 and December 31, 1998,
                      respectively).......................................        (4,061)          (4,048)
                    Paid-in capital.......................................        53,062           52,437
                    Accumulated other comprehensive income................        (1,069)          (1,026)
                    Retained earnings (deficit)...........................      (100,190)         (87,654)
                                                                               ---------        ---------
                           Total stockholders' equity (deficit)...........       (52,152)         (40,185)
                                                                               ---------        ---------
                           Total liabilities and stockholders' equity
                             (deficit)....................................     $ 251,036        $ 272,173
                                                                               =========        =========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                           1999              1998
                                                       ------------      ------------
Revenues:
  Rental income.....................................   $      9,736      $     15,691
  Sales of products and services ...................         10,993            11,749
  Underbalanced drilling services ..................          7,610            10,580
                                                       ------------      ------------
                                                             28,339            38,020
Costs and expenses:
  Cost of rentals...................................          8,493            10,055
  Cost of products and services.....................          5,666             6,368
  Cost  of  underbalanced  drilling services........          4,864             5,765
  Selling, general and administrative...............          7,463             7,528
  Depreciation and amortization ....................          6,410             4,628
  Reorganization costs..............................          1,239              --
  Non-cash compensation ............................             55               185
  Research and development .........................            232                79
                                                       ------------      ------------
                                                             34,422            34,608
                                                       ------------      ------------
Operating income (loss).............................         (6,083)            3,412
Other (income) expense:
  Interest income...................................           (747)             (962)
  Interest expense..................................          6,900             4,494
  Equity in earnings of joint venture...............           (509)             --
  Other, net........................................           (272)              125
                                                       ------------      ------------
Loss before income taxes and
  extraordinary item ...............................        (11,455)             (245)
Provision for income taxes .........................          1,081             1,460
                                                       ------------      ------------

Loss before extraordinary item .....................        (12,536)           (1,705)
Extraordinary item, net of taxes ...................           --             (17,579)
                                                       ------------      ------------

Net loss............................................   $    (12,536)     $    (19,284)
                                                       ============      ============

Loss per share before extraordinary item:
    Basic ..........................................   $      (1.24)     $       (.18)
                                                       ============      ============
    Diluted ........................................   $      (1.24)     $       (.18)
                                                       ============      ============
Loss per share:
    Basic...........................................   $      (1.24)     $      (2.08)
                                                       ============      ============
    Diluted ........................................   $      (1.24)     $      (2.08)
                                                       ============      ============
Weighted average shares outstanding:
    Basic...........................................     10,077,321         9,253,598
                                                       ============      ============
    Diluted ........................................     10,077,321         9,253,598
                                                       ============      ============


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            MARCH  31,
                                                       1999             1998
                                                    ----------      ----------
OPERATING ACTIVITIES:
Net loss ......................................     $  (12,536)     $  (19,284)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Extraordinary loss on repurchase of notes....           --            17,579
  Depreciation and amortization ...............          6,410           4,628
  Deferred income taxes .......................             (6)            173
  Amortization of debt issuance costs .........            216            --
  Provision for doubtful accounts .............            (47)            220
  Provision for stock awards ..................            625             185
  Equity income of unconsolidated subsidiary...           (509)           --
Changes in operating assets and liabilities
  (net of the effects of acquisitions):
  Accounts receivable trade ...................            147          (4,812)
  Accounts receivable from/payable to
     officers and affiliates ..................           (137)           (112)
  Prepaid expenses and other ..................          1,560          (4,233)
  Accounts payable and accrued liabilities ....         (9,014)          3,749
  Income taxes payable ........................            693             821
                                                    ----------      ----------
Net cash used in operating activities .........        (12,598)         (1,086)

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
  inventory ...................................         (3,207)        (17,056)
Inventory transferred to cost of rentals ......          1,334           2,317
Revenue-producing tools lost in hole,
  abandoned and sold ..........................          1,291             645
Additions to property and equipment ...........           (671)         (1,824)
Proceeds from sale of property and equipment ..            458           1,293
Acquisitions ..................................           --           (76,903)
Unrealized loss on cash equivalent
     investments...............................            (59)           --
                                                    ----------      ----------
Net cash used in investing activities .........           (854)        (91,528)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt ............           --           268,125
Payments on outstanding debt ..................           (355)       (120,874)
Extraordinary loss on repurchase of notes......           --           (12,650)
Purchase of treasury stock.....................            (13)           --
                                                    ----------      ----------
Net cash provided by (used in) financing
  activities ..................................           (368)        134,601
                                                    ----------      ----------
Effect of foreign  exchange  rate changes
  on cash .....................................            162             (92)
                                                    ----------      ----------

Increase (decrease) in cash and cash
  equivalents .................................        (13,658)         41,895
Cash and cash equivalents at beginning of
  period ......................................         32,843          59,836
                                                    ----------      ----------
Cash and cash equivalents at end of period ....     $   19,185      $  101,731
                                                    ==========      ==========

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


1. SUBSEQUENT EVENTS AND GOING CONCERN

    In response to adverse industry conditions, the Company began during the third quarter of 1998 to review and implement cost saving strategies to reduce its cost structure to bring it more in line with then current industry conditions, including consolidating or eliminating operations and reducing overhead. As a result of these efforts, the Company recorded a reorganization charge during 1998 of $3.4 million and $1.2 million in 1999 (see Note 5). The Company has continued to review methods in which it can reduce its cost structure and reduce overhead.

    In April 1999, the Company retained an investment banking firm as financial advisor to advise the Company on its strategic and financial alternatives, including sales and divestitures of assets, a capital infusion, or a sale of the Company.

    The Company currently has no outstanding debt other than under the Senior Notes (see Note 7) and debt assumed in the IDS acquisition (see Note 4). However, the Company currently does not have any commitment from any third party to lend the Company additional funds and no assurance can be given that such a financing transaction can be completed on terms acceptable to the Company or at all. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

    On May 21, 1999, the Company announced that it and certain of its subsidiaries had entered into an agreement to be acquired by Weatherford International, Inc.("Weatherford"), a Houston-based oilfield products and services company. The terms of the acquisition contemplate the issuance of shares of Weatherford common stock having a market value of $195 million. The terms of the acquisition are set forth in an acquisition agreement between the Company and Weatherford dated May 21, 1999. Under the agreement, the Company's outstanding $275 million Senior Notes indebtedness would be exchanged pro rata for $185 million in Weatherford stock. All outstanding equity securities held by the Company's equity security holders would be exchanged for $10 million in Weatherford stock that would be shared pro rata based on share ownership. The value of the Weatherford common stock would be fixed as of the date of the consummation of the acquisition, and will be based on an average closing sales price calculation over a 10 trading-day period preceding the date of consummation. The acquisition agreement contemplates the filing by Dailey and eight of its domestic subsidiaries in the United States Bankruptcy Court for the District of Delaware of petitions for relief under Chapter 11 of the Bankruptcy Code, along with a plan of reorganization and a disclosure statement, in order to implement a financial restructuring. The closing of the acquisition is subject to a number of conditions, including bankruptcy court approvals and requisite regulatory approvals. The Company expects to file the petitions in bankruptcy along with the plan of reorganization and disclosure statement by June 1, 1999. The agreement provides that the plan of reorganization will contemplate the payment of all trade creditors' claims as and when they come due in the ordinary course of business or in full on the effective date of the plan.

    In May 1999, the Company implemented an incentive plan to retain certain key personnel through December 31, 1999. The cost of the incentive plan is approximately $800,000.

    On May 24, 1999, Mr. Al Kite resigned as interim Chief Executive Officer and as a director of the Company.

    The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recent losses from operations and the acquisition agreement and proposed bankruptcy filing raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of the plan of reorganization by the bankruptcy court, and (ii) consummation of the transactions contemplated by the acquisition agreement with Weatherford.

    The plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements include the accounts of Dailey International Inc. and its subsidiaries ("Dailey" or the "Company") and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 1, 1999.

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no immediate impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments and unrealized gains/loss on investments to be included in comprehensive income. For the three months ended March 31, 1999 and 1998, the total comprehensive loss was $12,579,000 and $19,377,000, respectively.

    Certain reclassifications have been made to the March 31,1998 financial statements to conform to the 1999 presentation.

3. ORGANIZATION

    The accompanying consolidated financial statements reflect the operations of Dailey International Inc. (formerly Dailey Petroleum Services Corp.), a Delaware corporation, hereinafter referred to as the "Company" or "Dailey."

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

4. ACQUISITIONS

    DWS/DAMCO Acquisition: In January 1998, the Company acquired the operating assets and liabilities of DWS/DAMCO. The aggregate purchase price for DWS/DAMCO was $61 million financed with proceeds from a $115 million 9 3/4% senior notes offering in August 1997 and borrowings under the Company's revolving credit facility. The acquisition was accounted for under the purchase method of accounting; accordingly the assets and liabilities of DWS/DAMCO were recorded at their estimated fair market values as of the date of acquisition. The Company recorded goodwill of approximately $32.5 million relating to the excess of the purchase price over the fair market value of the assets, which was to be amortized over 25 years and result in approximately $1.2 million in amortization expense per year. Based on the Company's review of long-lived assets, including goodwill, the remaining unamortized goodwill balance of $31.3 million at December 31, 1998 was deemed to be fully impaired.

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

5. REORGANIZATION COST

     Reorganization costs of $1.2 million incurred in 1999 were primarily related to the resignation of the former chief financial officer and other employees, and the accelerated vesting of restricted stock awards of $570,000 based on the October 1997 price of $12.75 per share.

6. REVENUE-PRODUCING TOOLS AND INVENTORY

                                                               MARCH 31,      DECEMBER 31,
                                                                 1999             1998
                                                              ---------         --------
                                                                    (IN THOUSANDS)
            Revenue-producing tools.....................      $ 161,530         $159,993
            Accumulated depreciation....................        (58,196)         (53,325)
                                                              ---------         --------
                                                                103,334          106,668
            Inventory:
              Components, subassemblies and expendable
                 parts..................................         29,333           30,711
              Rental tools and expendable parts under
                 production.............................          2,088            2,247
              Raw materials.............................          1,900            1,898
                                                              ---------         --------
                                                                 33,321           34,856
                                                              ---------         --------
                     Revenue-Producing Tools and
                         Inventory......................      $ 136,655         $141,524
                                                              =========         ========


7. BORROWING ARRANGEMENTS AND EXTRAORDINARY ITEM

    Long-term debt consisted of the following:

                                                  MARCH 31,          DECEMBER 31,
                                                    1999                 1998
                                                  ---------           --------
                                                         (IN THOUSANDS)
          9 1/2% Senior Notes...............      $ 275,000           $275,000
          Loans payable to a bank...........            796              1,102
          Other.............................              7                  6
                                                  ---------           --------
                                                    275,803            276,108
          Less current portion of long-term
             debt...........................           (736)            (1,048)
                                                  ---------           --------
                    Total long-term debt....      $ 275,067           $275,060
                                                  =========           ========


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

9. REPORTABLE SEGMENTS

    The Company has two reportable segments: Downhole Products and Services and Underbalanced Drilling. The Downhole Products and Services segment primarily provides downhole tools for rental, directional drilling services, electric wireline and tubing conveyed perforating services and tubular testing and handling services. The Underbalanced Drilling segment provides air drilling services and underbalanced drilling equipment packages.

                                                 THREE MONTHS ENDED MARCH 31,
                                                     1999            1998
                                                  ----------      ----------
                                                        (IN THOUSANDS)
Revenues:

Downhole Products & Services
      Rental Revenue ........................     $    9,736      $   15,691
      Products & Services ...................          9,628           9,988
                                                  ----------      ----------
          Total .............................         19,364          25,679

Underbalanced Drilling
     Products & Services ....................          1,365           1,761
     Underbalanced Drilling .................          7,610          10,580
                                                  ----------      ----------
          Total .............................          8,975          12,341
                                                  ----------      ----------
Total Reportable Segment Revenue ............     $   28,339      $   38,020
                                                  ==========      ==========

Operating Income (Loss):

Downhole Products & Services ................     $   (4,683)     $    1,939
Underbalanced Drilling ......................          2,845           4,449
                                                  ----------      ----------
Total Reportable Segment
  Operating Income (Loss) ...................     $   (1,838)     $    6,388
                                                  ==========      ==========


    A RECONCILIATION OF OPERATING INCOME (LOSS) FROM SEGMENTS TO CONSOLIDATED TOTAL OPERATING LOSS IS AS FOLLOWS:


                                                  THREE MONTHS ENDED MARCH 31,
                                                     1999            1998
                                                  ----------      ----------
                                                        (IN THOUSANDS)
Operating Income (Loss)
Total Operating Income (Loss) for
  Reportable Segments .......................     $   (1,838)     $    6,388
Non-Operating Segments
  Selling, General and Administrative .......          2,401           2,882
  Depreciation & Amortization ...............            243             203
  Reorganization Costs ......................          1,075            --
  Non-Cash Compensation Expense .............             55             185
  Interest Expense ..........................          6,862           4,200
Other Income ................................         (1,019)           (837)
                                                  ----------      ----------
      Consolidated Loss Before
        Taxes and Extraordinary Item ........     $  (11,455)     $     (245)
                                                  ==========      ==========



   SEGMENT ASSETS:
                                                   MARCH 31,     DECEMBER 31,
                                                     1999           1998
                                                  ----------     ----------
                                                        (IN THOUSANDS)

Downhole Products & Services ................     $  194,631     $  143,084
Underbalanced Drilling ......................         32,513         79,578
                                                  ----------     ----------
Total Assets for Reportable Segments ........        227,144        222,662
Non-Operating Segment Assets ................         23,892         49,511
                                                  ----------     ----------

Consolidated Assets .........................     $  251,036     $  272,173
                                                  ==========     ==========


    Non-operating segment assets primarily consist of cash and cash equivalents, corporate property and equipment and certain deferred costs.

                            DAILEY INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    On May 21, 1999, the Company announced that it and certain of its subsidiaries had entered into an acquisition agreement with Weatherford International, Inc. See "-Proposed Acquisition" below.

FORWARD-LOOKING INFORMATION

    From time to time, the Company and its representatives may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include, but are not limited to, future cash needs and cash flows and capital expenditure plans and information systems plans, including plans and expectations relating to the year 2000 computer software issue, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oilfield services industry, including demand for the Company's drilling services and downhole tools, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Managements' Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

    Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those identified in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

    Among the factors that may have a direct bearing on the Company's results of operations and the oilfield services industry in which it operates are the Company's success or failure in implementing its business and operational strategies while subject to reorganization proceedings; the ability of the Company to conclude a judicially - approved restructuring of its obligations with its creditors on the terms described in this Form 10-Q; the Company's substantial leverage, including risks that available cash and cashflow from operations will be insufficient to cover future obligations; the ability of the Company to borrow additional funds to finance capital expenditures and other necessary operating expenses; changes in the price of oil and natural gas and the related effects thereof on demand for the Company's services; the impact of competitive products and pricing; the presence of competitors with greater financial resources; product demand and acceptance risks, including product obsolescence risks with respect to its downhole tools and directional drilling technology; risks associated with acquisitions, including failure to successfully manage the Company's growth and integrate the operations acquired in such acquisitions; the inability of the Company to decrease certain costs due to unfavorable terms in employment agreements, leases, supply contracts, licenses and other agreements entered into by the Company; risks that the Company or its third party vendors and customers will not be Year 2000 compliant in a timely manner; typical operating risks inherent in the oilfield services industry, including risks of environmental liability; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools, including those acquired in the Company's recent acquisitions; worldwide political stability and economic growth and other risks associated with international operations, including foreign exchange and other currency risks; and the Company's successful execution of internal operating plans, as well as regulatory uncertainties and legal proceedings.

DETERIORATING OPERATING RESULTS AND FINANCIAL CONDITION

    During 1998, the Company's results of operations and financial condition deteriorated significantly over prior year levels. This trend continued during the first quarter of 1999. This deterioration is a result of a combination of factors, including adverse industry conditions, failure to successfully integrate and realize anticipated benefits from acquired companies and the significant debt burden incurred by the Company in 1997 and 1998 in order to finance its acquisition strategy. The following chart sets forth financial data for the Company as of and for the three month periods ending on March 31, 1999 and 1998 and the twelve month periods ending December 31, 1998 and 1997.

                                             AS OF AND FOR THE THREE                AS OF AND FOR THE TWELVE
                                                 MONTHS ENDED                            MONTHS ENDED
                                      -------------------------------------  -------------------------------------
                                         MARCH 31,           MARCH 31,           DECEMBER  31,      DECEMBER 31,
                                         1999 (1)            1998 (1)               1998              1997 (1)
                                      -------------      ------------------  ------------------  -----------------
       Revenues......................... $  28,339          $  38,020         $   132,317           $   97,385
       Earnings (loss) per share........     (1.24)             (2.08)             (11.46)                0.10
       Cash flow from operations........   (12,598)            (1,086)             (9,487)              14,732
       Working capital..................    34,219            118,039              40,696               70,357
       Total long-term debt.............   275,067            276,024             275,060              114,229
       Stockholders equity (deficit)....   (52,152)            55,704             (40,185)              65,401

 (1) Amounts are derived from unaudited financial information.

----------

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

    Beginning in late 1997, the worldwide price of oil began to decline significantly and prices for natural gas weakened. As prices for oil continued to decline throughout 1998, oil and gas companies began to curtail drilling and reduce spending on exploration and development activities, which significantly negatively impacted the Company's results of operations during 1998. As a result, the Company's revenues and operations during 1998 and the first quarter of 1999 declined significantly from the comparable periods in 1997 and 1998, respectively. Operations during 1998 also were adversely affected by work stoppages in the Gulf of Mexico for the Company's products and services as a result of adverse weather conditions. The Company views the worldwide rig count, and in particular, the rig count in the United States, as a general barometer of demand for a substantial portion of the Company's products and services. The following chart summarizes the estimated U.S. rig count and international rig count at various points over the past 15 months, as reported by Baker Hughes, Inc.

                          MARCH          DECEMBER       SEPTEMBER         JUNE            MARCH        DECEMBER        DECEMBER
                          1999             1998           1998            1998            1998            1997           1996
                     --------------   -------------- --------------  --------------  --------------  -------------- --------------
  U. S. Rig Count.......   526              621            754             823             890            1,003           851
  International
  Rig Count.............   613              671            724             790             806              819           810

    Although oil and gas prices have generally increased since December 1998, demand for the Company's services in its principal areas of operations has not improved to levels required to produce the levels of revenues and cash flows necessary in order for the Company to meet its substantial debt obligations.

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

  ACQUISITION                         DATE              CONSIDERATION PAID                       METHOD OF FINANCING
 -------------                        ----              ------------------                       -------------------
  International Nitrogen         December 1998    $7.1 million cash, plus adjustment        Proceeds from senior notes
  Services, LLC ("INS")                           based on future earnings

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

    The Company financed these acquisitions primarily through borrowings under then-existing credit facilities and issuances of debt securities. In this regard, in August 1997, the Company issued $115 million principal amount of its 9 3/4 % Senior Notes due 2007 (the "Old Notes"), from which the Company realized net proceeds of approximately $109.6 million. These net proceeds were utilized to repay outstanding borrowings under the Company's credit facility incurred to finance the Company's acquisition of ADI in June 1997, to finance capital expenditures of $24.8 million for the eight months ended December 31, 1997 and to finance a portion of the DWS/DAMCO Acquisition consummated in January 1998. On February 13, 1998, the Company issued $275 million principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company from the sale of the Senior Notes, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Old Notes, approximately $7.5 million was utilized to repay outstanding debt under the Company's credit facility incurred to finance a portion of the purchase price for the DWS/DAMCO Acquisition, and a portion was utilized to fund the cash portion of the purchase price for the IDS, Transocean and INS acquisitions. The remaining net proceeds from the sale of the Senior Notes were utilized to fund capital expenditures of $49.7 million for the year ended December 31, 1998 and for general and working capital purposes. The Senior Notes require annualized interest payments of approximately $26.1 million per year. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

    These transactions significantly increased the Company's debt over historical levels. The Company's increased level of indebtedness had several important effects on the Company's operations, including (i) a substantial portion of the Company's cash flows from operations being dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position substantially increased its vulnerability to adverse changes in general economic and industry conditions (including current industry conditions), as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures and general corporate and other purposes became constrained.

    Going Concern. In response to these adverse industry conditions, the Company began during the third quarter of 1998 to review and implement cost saving strategies to reduce its cost structure to bring it more in line with then current industry conditions, including consolidating or eliminating operations and reducing overhead. As a result of these efforts, the Company recorded a reorganization charge during 1998 of $3.4 million and $1.2 million in the first quarter of 1999. The Company has continued to review methods in which it can reduce its cost structure and reduce overhead.

    In April 1999, the Company retained an investment banking firm as financial advisor to advise the Company on its strategic and financial alternatives, including sales and divestitures, capital infusions or a sale of the Company.

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

PROPOSED ACQUISITION

    On May 21, 1999, the Company announced that it and certain of its subsidiaries had entered into an agreement to be acquired by Weatherford International, Inc. (Weatherford"), a Houston-based oilfield products and services company. The terms of the acquisition contemplate the issuance of shares of Weatherford common stock having a market value of $195 million. The terms of the acquisition are set forth in an acquisition agreement between the Company and Weatherford which was signed on May 21, 1999. Under the agreement, the Company's outstanding $275 million Senior Notes indebtedness would be exchanged pro rata for $185 million in Weatherford stock. All outstanding equity securities held by the Company's equity security holders would be exchanged for $10 million in Weatherford stock that would be shared pro rata based on share ownership. The value of the Weatherford common stock would be fixed as of the date of the consummation of the acquisition, and will be based on an average closing sales price calculation over a 10 trading-day period preceding the date of consummation. The acquisition agreement contemplates the filing by the Company and eight of its domestic subsidiaries in the United States Bankruptcy Court for the District of Delaware of petitions for relief under Chapter 11 of the Bankruptcy Code, along with a plan of reorganization and a disclosure statement, in order to implement the financial restructuring. The closing of the acquisition is subject to a number of conditions, including bankruptcy court approvals and requisite regulatory approvals. The petitions in bankruptcy along with the plan of reorganization and disclosure statement are expected to be filed by June 1, 1999. The proposed plan has been agreed to by holders of approximately $225 million (82%) of the outstanding principal amount of the Company's Senior Notes and more than 50% of the Company's Common Stock. The agreement provides that the plan of reorganization will contemplate the payment of all trade creditors' claims as and when they come due in the ordinary course of business or in full on the effective date or the plan. See Part II. Item 5 - "Other Information" of this Form 10-Q.

RESIGNATION OF OFFICERS AND OUTSIDE DIRECTORS

    In August, 1998, James F. Farr resigned as CEO of the Company. Mr. Farr was later replaced by Mr. Al Kite as interim CEO. In May 1999, Mr. Kite resigned as interim CEO and from all other positions with the Company. As a result of Mr. Farr's resignation, the Company incurred a severance charge of approximately $1.8 million that was included with restructuring charges in the Company's financial statements. On January 27, 1999, David Tighe resigned as CFO and as a Director and the Company recorded a severance charge of approximately $1.0 million during the first quarter of 1999 relating to Mr. Tighe's resignation, including $570,000 related to the accelerated vesting of stock awards valued at the October 6, 1997 price of $12.75 per share. In February 1999, each of the Company's outside Directors resigned from the Board of Directors. Currently, the Company's Board of Directors consists of Mr. J.D. Lawrence and Mr. William D. Sutton, each of which is an employee of the Company. The Company has not yet identified any individuals to replace the current vacancies on the Company's Board of Directors.

DELISTING OF SECURITIES

    The Nasdaq National Market rules, which govern the listing of securities such as the Company's Class A Common Stock on the Nasdaq National Market System ("Nasdaq NMS"), require that the Company maintain a minimum bid price of $5.00 per share on its Class A Common Stock and a minimum market value for the Class A Common Stock's public float (i.e., securities not owned by officers, directors or 10% stockholders) of $15 million. As a result of the deterioration of the market value of the Company's Class A Common Stock, the Company no longer meets the Nasdaq NMS' standards with respect to minimum bid price or public float market value. The Company's Class A Common Stock began trading on the NASD OTC Bulletin Board on February 9, 1999.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

    Rental Income. Rental income for the three months ended March 31, 1999 was $9.7 million, a decrease of 38% from $15.7 million for the same period last year. Exclusive of revenues from IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $826,000, rental revenues decreased $6.8 million from the same period last year. Domestic rental income decreased $4.9 million. Rental income from domestic directional drilling activities decreased $3.3 million and rental income from downhole tools decreased $1.6 million as the result of decreased demand caused by adverse industry conditions. Internationally, rental income decreased $1.9 million. This was the result of decreased directional drilling revenues of $212,000 primarily in Venezuela due to adverse market conditions in this region resulting in the curtailment by the Company of directional drilling activity in that area and a decrease in rental income from downhole tools of $1.7 million as a result of decreased demand due to adverse industry conditions.

    Sales of Products and Services. Sales of products and services for the three months ended March 31, 1999 were $11.0 million compared to $11.7 million for the same period last year. Excluding revenues of $671,000 associated with Transocean, which was acquired in August 1998, revenues decreased $1.4 million primarily due to decreased revenue from tools lost-in-hole of $1.2 million, decreased pipeline service revenues of $396,000 and decreased sales of $425,000. This was partially offset by increased revenues from directional drilling operations of $199,000, and the expansion of directional drilling operations into Thailand of $338,000.

    Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the three months ended March 31, 1999 was $7.6 million compared to $10.6 million for the same period last year. This decrease was primarily due to decreased revenues in Canada of $1.2 million due to industry conditions, Colombia of $1.1 million due to the loss of a significant customer, in Indonesia of $691,000 due to the financial crisis in that country and in Venezuela of $576,000 due to industry conditions. This was partially offset by increased revenues in Bolivia of $500,000.

    Cost of Rentals. Cost of rentals for the three months ended March 31, 1999 was $8.5 million, a decrease of 16% from $10.1 million for the same period last year. Excluding costs associated with IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $794,000, costs decreased $2.4 million. Margins, exclusive of IDS and Transocean, decreased from 36% for the three months ended March 31, 1998 to 14% for the three months ended March 31, 1999, primarily due to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region and the increased use of third party tools which typically generate lower margins as a result of expansion into new applications for the Company's directional drilling services.

    Cost of Products and Services. Cost of products and services for the three months ended March 31, 1999 was $5.7 million, which was a $702,000 decrease from the same period last year. Excluding costs associated with Transocean, which was acquired in August 1998, of $643,000, costs decreased $1.3 million. The margin on sales of products and services for the three months ended March 31, 1999, excluding the impact of acquisitions, increased to 51% from 46% for the same three months last year.

    Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the three months ended March 31, 1999 was $4.9 million compared to $5.8 million for the same period last year. Margins on underbalanced drilling services were 36% compared to 46% during the same period last year primarily as the result of the loss of higher margin jobs in Colombia and Indonesia.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 1999 were $7.5 million, compared to $7.5 million for the same three months last year. Excluding costs of $1.9 million associated with DWS/DAMCO and IDS, costs decreased $1.9 million primarily as a result of decreased personnel and compensation costs and decreased office administration costs due to cost reduction actions implemented during 1998.

    Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 1999 were $6.4 million compared to $4.6 million for the same three months last year. Depreciation and amortization expense increased $1.8 million due primarily to increased depreciation and amortization expense related to assets acquired in the acquisitions of DWS/DAMCO, IDS and Transocean and to the addition of revenue producing tools at Dailey.

    Reorganization Costs. Reorganization costs for the three months ended March 31, 1999 were $1.2 million compared to no costs for the same period last year. These costs were primarily related to the resignation of the former chief financial officer and other employees, and the accelerated vesting of restricted stock awards of $570,000 based on the October 6, 1997 price of $12.75 per share.

    Interest Expense. Interest expense for the three months ended March 31, 1999 was $6.9 million compared to $4.5 million for the same three months last year. This increase was due to the interest on the Old Notes through mid-February 1998 and the Senior Notes from that date forward.

    Income Tax Provision. Income tax expense for the three months ended March 31, 1999 was $1.1 million, a decrease from $1.5 million for the same three months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

    Extraordinary Item. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million, representing the excess of the purchase price for the notes over the carrying value on the date of the repurchase.

LIQUIDITY AND CAPITAL RESOURCES

    Working Capital. Cash used in operating activities was $12.6 million during the three months ended March 31, 1999. Principal uses of cash were to pay interest on the Senior Notes of $13.1 million and fund capital expenditures of $2.5 million. During the past several years, working capital requirements have been funded through cash generated from operations, additional borrowings, credit facilities, asset sales and proceeds from equity and debt offerings.

    Senior Notes. The Senior Notes were issued pursuant to an indenture dated February 13, 1998 (the "Indenture"). The Indenture contains various covenants customary in such instruments, including covenants that (i) restrict the Company's ability to incur additional indebtedness; (ii) restrict the Company's ability to make restricted payments, including dividends; (iii) restrict the Company's ability to sell assets; (iv) restrict the Company's ability to grant liens on its assets; (v) limit transactions with affiliates and (vi) limit the Company's ability to engage in certain extraordinary transactions, including transactions involving a change in control of the Company or the sale of substantially all of the Company's assets. The Senior Notes are guaranteed by all of the Company's domestic subsidiaries, bear interest at 9 1/2% that is payable semi-annually on February 15 and August 15 of each year, mature on February 15, 2008 and are redeemable at the option of the Company for stipulated redemption prices on or after February 15, 2003. The issuance of the Senior Notes substantially increased the Company's level of indebtedness over historical levels. The Company's increased level of indebtedness had several important effects on the Company's operations, including (i) a substantial portion of the Company's cash flows from operations being dedicated to the payment of interest and principal on its indebtedness, (ii) the Company's leveraged position substantially increased its vulnerability to adverse changes in general economic and industry conditions (including current industry conditions), as well as to competitive pressure, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures and general, corporate and other purposes became constrained.

    Capital Expenditures. Capital expenditures of approximately $2.5 million were made during the three months ended March 31, 1999. Of this amount, $1.9 million was primarily for MWD and other directional equipment and related inventory. The Company currently has budgeted capital expenditures for the last three quarters of 1999 of $4.0 million.

    Funding of 1999 Operations. Following the filing of the petitions in the Bankruptcy Court (see "-Proposed Acquisition" above), it is expected that the Company's capital expenditures for the remainder of 1999 will be made subject to prevailing industry conditions and in accordance with the rulings and procedure set by the Bankruptcy Court. Actual amounts to be expended by the Company for these activities will be dependent upon a number of factors, including Bankruptcy Court approval, if necessary, the availability of capital spending sources and the demand for the Company's products and services. The Company currently expects that existing cash flows from operations will be sufficient to fund planned capital expenditures for its operations for the remainder of 1999 (currently estimated to be $4 million). Subject to Bankruptcy Court approval, the Company may seek additional capital from various lending sources to assist the Company in funding its capital needs. There is no assurance, however, that even if approved by the Bankruptcy Court, that the Company would be able to access additional capital or that, if available, it will be on terms advantageous to the Company. In addition, the Chapter 11 proceeding and restrictions imposed by the Bankruptcy Court could limit the Company's ability to access additional capital sources.

NEW ACCOUNTING PRONOUNCEMENTS

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

    The Company's plan to resolve the Year 2000 issue involves the following four phases for both internal systems and operating equipment and third party systems: assessment, remediation, testing and implementation. For internal systems and operating equipment, the Company has reviewed all domestic systems and hardware and is in the process of performing the same for international systems and hardware and operating equipment. The Company has completed the assessment and remediation phases and estimates that it has completed 80% of the testing and implementation phases for internal systems and operating equipment. For third party systems, the Company has mailed a survey to all customers and vendors requesting evaluation of their Year 2000 issues and currently expects receipt of responses by June, 1999. The Company will compile and analyze these responses and establish appropriate action at that time.

    The Company will utilize both internal and external resources to reprogram, or replace, test, and implement software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be $350,000 and is being funded using existing working capital. To date, the Company has expensed approximately $50,000 related to all phases of the Year 2000 project. Of the total estimated remaining costs, approximately $250,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $50,000 relates to repair of hardware and software and will be expensed as incurred.

    The Company believes that it has an effective program in place to resolve the Year 2000 issue. As noted above, the Company has not completed all phases of the Year 2000 project. Although the Company currently expects to complete its Year 2000 project prior to the millennium, in the event the Company does not complete additional phases or if such phases are ineffective in addressing the Year 2000 issue, the Company would still be able to perform international directional drilling operations, process international financial ledgers, and track inventory. However, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. In addition, if the Company's third party vendors, suppliers or customers are not Year 2000 compliant, the Company's operations could be adversely affected if such third parties cannot supply goods and services required by the Company in a timely manner, causing the Company to be unable to provide its goods and services in a timely manner or at the Company's current standards of quality, which could subject the Company to third party lawsuits and reduce demand for the Company's goods and services. In addition, demand for the Company's goods and services will be adversely affected if its customers operations are adversely affected by the Year 2000 issue. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion of its Year 2000 project in July 1999 and determine whether such plans are necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


                                                  TWELVE MONTHS ENDING MARCH 31,                                   FAIR
                       -------------------------------------------------------------------------------      VALUE
                         2000       2001          2002         2003       THEREAFTER          TOTAL       03/31/99
                       -------- ------------  ------------ ------------  -----------      ------------  ----------
                                              (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGE)
   Long Term Debt
   Debt Service(a)     $  26.3      26.3          26.3           26.3         405.7          $ 510.9       $  96.3

   Average effective
    interest rate          9.8%      9.8%          9.8%           9.8%          9.8%             9.8%




                                                  TWELVE MONTHS ENDING DECEMBER 31,                                FAIR
                       -------------------------------------------------------------------------------      VALUE
                         1999       2000          2001          2002       THEREAFTER         TOTAL       12/31/98
                       -------- ------------  ------------  ------------  -----------     ------------  ----------
                                              (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGE)
   Long Term Debt
   Debt Service(a)      $ 26.3      26.3          26.3           26.3         419.0          $ 524.2       $ 130.4

   Average effective
    interest rate          9.9%      9.9%          9.9%           9.9%          9.9%             9.9%

(a) Assumes scheduled maturities are funded with available resources.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The filing of the petitions for relief under Chapter 11 of the Bankruptcy Code contemplated by the acquisition agreement between the Company and Weatherford dated May 21, 1999, will constitute an event of default under the terms of the Indenture governing the Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Proposed Acquisition".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         On May 21, 1999, the Company announced that it and certain of its subsidiaries had entered into an acquisition agreement with Weatherford. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Proposed Acquisition." For additional information concerning this proposed acquisition, see the Press Release issued by the Company on May 21, 1999, filed as Exhibit
         99.1 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1   Financial Data Schedule

             99.1 Press Release dated May 21, 1999 announcing the execution of the Acquisition Agreement between Weatherford, the Company and certain of its subsidiaries.

         (b) Reports on Form 8-K. During the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DAILEY INTERNATIONAL INC.

                                        By: /s/ JOHN BEARD
                                           ----------------------------------
                                            John Beard
                                            Interim Chief Financial Officer
                                            (Principal Accounting Officer)


                                        By: /s/ WILLIAM D. SUTTON
                                           ----------------------------------
                                            Senior Vice President, General
                                            Counsel and Secretary

                               INDEX TO EXHIBITS

          Exhibit
          Number                        Description
          -------                       -----------
            27                          Financial Data Schedule

          99.1                          Press Release of the Company dated May
                                        21, 1999.