Form 10-Q/A
period 1999-03-31
DAILEY INTERNATIONAL INC
filed 1999-05-25
CIK 1015360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A-1

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



                                        DAILEY INTERNATIONAL INC.

                                        By: /s/ JOHN BEARD
                                           ----------------------------------
                                            John Beard
                                            Interim Chief Financial Officer
                                            (Principal Accounting Officer)


                                        By: /s/ WILLIAM D. SUTTON
                                           ----------------------------------
                                            Senior Vice President, General
                                            Counsel and Secretary

                               INDEX TO EXHIBITS

          Exhibit
          Number                        Description
          -------                       -----------
            27*                         Financial Data Schedule

          99.1                          Press Release of the Company dated May
                                        21, 1999.
          ______
          * Previously Filed