Form 10-Q
period 1999-06-30
DAILEY INTERNATIONAL INC
filed 1999-08-16
CIK 1015360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

  (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

  ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-11963

                            DAILEY INTERNATIONAL INC.

             (Exact Name of Registrant as specified in its Charter)

             DELAWARE                                          76-0503351
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)


    2507 North Frazier, Conroe, Texas                            77303
    (Address of Principal Executive Officers)                  (Zip Code)

       (Registrant's Telephone Number, Including Area Code) (281) 350-3399


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  [x]      No  [ ]

     Number of shares outstanding of issuer's Class A Common Stock as of August 10, 1999 was 5,103,004. The Company has 5,000,000 shares of Class B Common Stock outstanding.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

        PART I.  FINANCIAL INFORMATION                                                                           PAGE NO.
        Item 1.  Financial Statements (unaudited)
                 Consolidated balance sheets - June 30, 1999 and December 31, 1998                                    3
                 Consolidated statements of operations - Three and six months ended June 30, 1999 and 1998            4
                 Consolidated statements of cash flows - Six months ended June 30, 1999 and 1998                      5
                 Notes to consolidated financial statements - June 30, 1999                                         6-19
        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             20-27
        Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        PART II. OTHER INFORMATION                                                                                   28

        Item 1.  Legal Proceedings
        Item 2.  Changes in Securities
        Item 3.  Defaults upon Senior Securities
        Item 4.  Submission of Matters to a Vote of Security Holders
        Item 5.  Other Information
        Item 6.  Exhibits and Reports on Form 8-K

        Signatures                                                                                                   30

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                         JUNE 30,      DECEMBER 31,
                                   ASSETS                                                  1999            1998
                                                                                        ----------      ----------
                                                                                       (UNAUDITED)
     Current assets:
      Cash and cash equivalents ...................................................     $   12,599      $   32,843
      Accounts receivable, net ....................................................         27,718          32,803
      Accounts receivable from affiliates .........................................             --             362
      Prepaid expenses and other current assets (Note 5) ..........................          7,369           4,778
                                                                                        ----------      ----------
        Total current assets ......................................................         47,686          70,786
     Revenue-producing tools and inventory, net ...................................        131,975         141,524
     Property and equipment, net ..................................................         12,744          13,255
     Goodwill, net ................................................................         21,693          22,275
     Investment in joint venture ..................................................          7,734           7,100
     Other assets .................................................................         15,747          17,233
                                                                                        ----------      ----------
        Total assets ..............................................................     $  237,579      $  272,173
                                                                                        ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Liabilities not subject to compromise:
     Current liabilities:
      Accounts payable and accrued liabilities-prepetition.........................     $    3,225      $   15,258
      Accounts payable and accrued liabilities-postpetition........................          7,121              --
      Accounts payable to affiliates-postpetition..................................             96              --
      Accrued interest on senior notes-prepetition.................................             --           9,797
      Income taxes payable-prepetition.............................................          1,753           3,987
      Income taxes payable-postpetition ...........................................          2,328              --
      Current portion of long-term debt-prepetition................................            443           1,048
                                                                                        ----------      ----------
        Total current liabilities not subject to compromise........................         14,966          30,090
    Liabilities subject to compromise:
      Senior notes (Note 7)........................................................        275,000              --
      Accrued interest on senior notes (Note 7)....................................          7,409              --
                                                                                        ----------      ----------
        Total current liabilities subject to compromise............................        282,409              --
      Deferred income taxes .......................................................          5,986           5,910
      Other noncurrent liabilities ................................................            870           1,298
      Long-term debt ..............................................................             68         275,060
     Stockholders' equity (deficit):
      Preferred stock, $0.01 par value: 5,000,000 shares authorized; none issued ..             --              --
      Common stock, Class A, $0.01 par value: 20,000,000 shares authorized;
       5,703,655 and 5,703,655 issued and 5,129,004 and 5,135,504 outstanding at
       June 30, 1999 and December 31, 1998, respectively; Class B, $0.01 par value: 10,000,000 shares authorized, 5,000,000 shares issued and
       outstanding at June 30, 1999 and December 31, 1998, respectively ...........            106             106
     Treasury stock (574,651 and 568,151 shares at
       June 30, 1999 and December 31, 1998, respectively) .........................         (4,061)         (4,048)
     Paid-in capital ..............................................................         53,117          52,437
     Accumulated other comprehensive loss .........................................         (1,882)         (1,026)
     Retained earnings (deficit) ..................................................       (114,000)        (87,654)
                                                                                        ----------      ----------
        Total stockholders' equity (deficit) ......................................        (66,720)        (40,185)
                                                                                        ----------      ----------
        Total liabilities and stockholders' equity (deficit) ......................     $  237,579      $  272,173
                                                                                        ==========      ==========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                ------------------------------      ------------------------------
                                                    1999              1998              1999              1998
                                                ------------      ------------      ------------      ------------
Revenues:
  Rental income ...........................     $      9,752      $     17,084      $     19,488      $     32,775
  Sales of products and services ..........            9,480            11,401            20,473            23,150
  Underbalanced drilling services .........            3,809             5,294            11,419            15,874
                                                ------------      ------------      ------------      ------------
                                                      23,041            33,779            51,380            71,799
Costs and expenses:
  Cost of rentals .........................            8,001            11,494            16,494            21,549
  Cost of products and services ...........            5,533             6,219            11,199            12,587
  Cost of underbalanced drilling services .            2,835             3,026             7,699             8,791
  Selling, general and administrative .....            7,672             8,545            15,135            16,073
  Depreciation and amortization ...........            6,417             6,073            12,827            10,701
  Reorganization Costs (Note 5):
    Severance and retention ...............              233                --             1,472                --
    Chapter 11 proceedings ................              970                --               970                --
    Other .................................              449                --               449                --
  Non-cash compensation ...................               55               286               110               471
  Research and development ................              219               125               451               204
                                                ------------      ------------      ------------      ------------
                                                      32,384            35,768            66,806            70,376
                                                ------------      ------------      ------------      ------------
Operating income (loss) ...................           (9,343)           (1,989)          (15,426)            1,423
Other (income) expense:
  Interest income .........................             (155)           (1,202)             (902)           (2,164)
  Interest expense (contractual interest
    expense of $6,876 and $13,776 for the
    three and six months ended June 30,
    1999, respectively) (Note 7)...........            4,488             6,536            11,388            11,030
  Equity in earnings of joint venture .....             (125)             --                (634)             --
  Other, net ..............................              467                88               195               213
                                                ------------      ------------      ------------      ------------
Loss before income taxes and
  extraordinary item ......................          (14,018)           (7,411)          (25,473)           (7,656)
Income tax provision (benefit).............             (208)              298               873             1,758
                                                ------------      ------------      ------------      ------------

Loss before extraordinary item ............          (13,810)           (7,709)          (26,346)           (9,414)
Extraordinary item, net of taxes ..........             --                --                --             (17,579)
                                                ------------      ------------      ------------      ------------

Net loss ..................................     $    (13,810)     $     (7,709)     $    (26,346)     $    (26,993)
                                                ============      ============      ============      ============

Loss per share before extraordinary item:
    Basic .................................     $      (1.37)     $       (.77)     $      (2.62)     $       (.97)
                                                ============      ============      ============      ============
    Diluted ...............................     $      (1.37)     $       (.77)     $      (2.62)     $       (.97)
                                                ============      ============      ============      ============
Loss per share:
    Basic .................................     $      (1.37)     $       (.77)     $      (2.62)     $      (2.79)
                                                ============      ============      ============      ============
    Diluted ...............................     $      (1.37)     $       (.77)     $      (2.62)     $      (2.79)
                                                ============      ============      ============      ============
Weighted average shares outstanding:
    Basic .................................       10,049,754        10,027,113        10,063,537         9,678,428
                                                ============      ============      ============      ============
    Diluted ...............................       10,049,754        10,027,113        10,063,537         9,678,428
                                                ============      ============      ============      ============


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------
                                                                            1999           1998
                                                                          ---------      ---------
OPERATING ACTIVITIES:
Net loss ............................................................     $ (26,346)     $ (26,993)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
  Extraordinary loss on repurchase of notes .........................          --           17,579
  Depreciation and amortization .....................................        12,827         10,701
  Deferred income taxes .............................................            77           --
  Amortization of debt issuance costs ...............................           432           --
  Provision for doubtful accounts ...................................           183            198
  Provision for stock awards ........................................           680            471
  Gain on sale and disposition of property and
   equipment ........................................................          (116)           (22)
  Equity income of unconsolidated subsidiary ........................          (634)          --
Changes in operating assets and liabilities (net of the effects of acquisitions):
   Accounts receivable trade ........................................         4,902           (157)
   Accounts receivable from/payable to
     officers and affiliates ........................................           458           (488)
   Prepaid expenses and other .......................................        (2,340)        (6,066)
   Accounts payable and accrued liabilities .........................        (6,821)         7,908
   Income taxes payable .............................................            94            965
   Reorganization items .............................................         6,059           --
                                                                          ---------      ---------
Net cash provided by (used in) operating activities before
    reorganization items ............................................       (10,545)         4,096
Reorganization items:
   Professional fees paid for services rendered
     in connection with the Chapter 11 proceeding ...................        (1,719)          --
   Professional fees paid for services expected to be rendered in
     connection with the sale of the company ........................        (3,638)          --
   Severance costs ..................................................          (702)          --
                                                                          ---------      ---------
Net cash used by reorganization items ...............................        (6,059)          --
                                                                          ---------      ---------
Net cash provided by (used in) operating activities .................       (16,604)         4,096


INVESTING ACTIVITIES:
Additions to revenue-producing tools and
   inventory ........................................................        (6,559)       (33,279)
Inventory transferred to cost of rentals ............................         3,010          4,297
Revenue-producing tools lost in hole,
  abandoned and sold ................................................         1,869          1,158
Additions to property and equipment .................................        (1,100)        (3,512)
Proceeds from sale of property and equipment ........................           803             40
Acquisitions ........................................................          --          (77,037)
Unrealized loss on cash equivalent
   investments ......................................................          (137)          --
                                                                          ---------      ---------
Net cash used in investing activities ...............................        (2,114)      (108,333)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt ..................................          --          268,125
Payments on outstanding debt ........................................          (597)      (121,748)
Extraordinary loss on repurchase of notes ...........................          --          (12,650)
Purchase of treasury stock ..........................................           (13)          --
                                                                          ---------      ---------
Net cash provided by (used in) financing
  activities ........................................................          (610)       133,727
                                                                          ---------      ---------
Effect of foreign  exchange  rate changes
  on cash ...........................................................          (916)          (427)
                                                                          ---------      ---------

Increase (decrease) in cash and cash
  equivalents .......................................................       (20,244)        29,063
Cash and cash equivalents at beginning of
  period ............................................................        32,843         59,837
                                                                          ---------      ---------
Cash and cash equivalents at end of period ..........................     $  12,599      $  88,900
                                                                          =========      =========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. SUBSEQUENT EVENTS

     On May 21, 1999, Dailey International Inc. (the "Company") announced that it and certain of its subsidiaries had entered into an agreement to be acquired by Weatherford International, Inc.("Weatherford"), a Houston-based oilfield products and services company. On May 28, 1999, the Company and certain of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (11 U.S.C. ss. 101, et seq.) (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy petitions were filed in order to preserve cash, to give the Company the opportunity to restructure its debt, and to accomplish the acquisition of the Company by Weatherford. Through the bankruptcy process, the Company seeks Bankruptcy Court approval to implement a financial restructuring in accordance with a Joint Plan of Reorganization (the "Plan") and a related Disclosure Statement, which also were filed with the Bankruptcy Court on May 28, 1999. The Plan is subject to the approval of the requisite number of and amount of claims represented by certain of the Company's creditors, in addition to the approval of the Bankruptcy Court. Shortly after filing the petition, the Company obtained a Bankruptcy Court order to permit the Company to pay its creditors all pre-petition claims and debts in the ordinary course of business, except for the Company's Senior Note indebtedness. As a result of the Chapter 11 filing, absent approval of the Bankruptcy Court, the Company and the subsidiary guarantors are prohibited from paying, and the Senior Note holders are prohibited from attempting to collect, the Senior Note indebtedness, which was incurred prior to the bankruptcy.

     The filing of the bankruptcy and the accompanying Plan was contemplated by the acquisition agreement (the "Acquisition Agreement") dated May 21, 1999, between the Company, certain of its subsidiaries and Weatherford. The Acquisition Agreement contemplates that the Company's outstanding $275 million Senior Note indebtedness will be exchanged pro rata for $185 million in Weatherford common stock. All outstanding equity securities held by the Company's equity security holders will be exchanged for $10 million in Weatherford common stock that will be shared pro rata based on share ownership. The value of the Weatherford common stock will be fixed as of the date of the consummation of the acquisition and will be based on an average closing sale price calculation over a 10 trading-day period preceding the date of consummation. The closing of the acquisition is subject to a number of conditions, including the receipt of Bankruptcy Court approval.

     Prior to the filing of the bankruptcy, the fundamental terms of the Plan had been agreed to by the holders of approximately $225 million (82%) of the outstanding principal amount of the Senior Notes and more than 50% of the Company's common stock. The Plan contemplates the payment of all trade creditors' claims as and when they come due in the ordinary course of business or in full on the effective date of the Plan.

     On June 21, 1999, the Company received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     On July 12, 1999, the Bankruptcy Court approved the Disclosure Statement, as modified, and ordered that solicitation materials incorporating the Plan, as modified, and the Disclosure Statement be served on holders of the class of claims whose votes were being solicited and that a summary of the Plan and Disclosure Statement be served on holders of the classes of claims and interests whose votes were not being solicited (either because those claimants are being paid in full or are deemed to have rejected the Plan under certain provisions of the Bankruptcy Code). The Bankruptcy Court also ordered that August 16, 1999 be fixed as the last day for filing written objections to the Plan and the last day to submit plan ballots and that the hearing on confirmation on the Plan be set to commence at 11:00 A.M. Eastern Daylight Time on August 19, 1999. The closing of the transactions contemplated under the Plan and Acquisition Agreement is currently anticipated to occur on or about August 31, 1999. Upon and following the closing, the Company will be a direct or indirect wholly-owned subsidiary of Weatherford. While the Company does not presently anticipate any delays, due to the nature of the bankruptcy process and potential for delays involved, no assurances can be given that the closing will actually occur on or about that date. In addition, due to the nature of bankruptcy proceedings, it is not possible to predict the outcome of the Company's bankruptcy proceedings or their effect on the Company's business.

    On May 24, 1999, Mr. Al Kite resigned as interim Chief Executive Officer and as a director of the Company.

    In May 1999, the Company implemented an incentive plan to retain certain key personnel through December 31, 1999. The total cost of the incentive plan is approximately $800,000 and is being accrued over the service period.

    The Company also has contracts or arrangements with certain employees, which, as contemplated under the Plan and Acquisition Agreement, would trigger payments of approximately $4.0 million to those employees. Additionally, at the closing of the transactions contemplated under the Plan and Acquisition Agreement the Company is obligated to pay their former interim Chief Executive Officer a bonus of $385,000.

    In July 1999, the Company implemented an incentive plan for certain operational personnel. The total anticipated cost of the incentive plan is approximately $700,000 and is being accrued over the service period.

    In response to adverse industry conditions, the Company began during the third quarter of 1998 to review and implement cost saving strategies to reduce its cost structure to bring it more in line with then current industry conditions, including consolidating or eliminating operations and reducing overhead. As a result of these efforts, the Company recorded a reorganization charge during 1998 of $3.4 million and $2.9 million in 1999 (see Note 5).

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

     Consummation of the Plan could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of this matter.

2. BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN

    The accompanying unaudited consolidated financial statements include the accounts of Dailey International Inc. and its subsidiaries ("Dailey" or the "Company") and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 1, 1999.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result should the Company be unable to continue as a going concern. The Company's recent losses from operations and the Acquisition Agreement and bankruptcy filing raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of the Plan by the Bankruptcy Court, and (ii) consummation of the transactions contemplated by the acquisition agreement with Weatherford.

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no immediate impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments and unrealized gains/loss on investments to be included in comprehensive income. For the three months ended June 30, 1999 and 1998, the total comprehensive loss was $14,623,000 and $8,081,000, respectively. For the six months ended June 30, 1999 and 1998, the total comprehensive loss was $27,202,000 and $27,612,000, respectively.

    Certain reclassifications have been made to the June 30,1998 financial statements to conform to the 1999 presentation.

3. ORGANIZATION

     The accompanying consolidated financial statements reflect the operations of Dailey International Inc., a Delaware corporation, hereinafter referred to as the "Company" or "Dailey."

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

5. REORGANIZATION COSTS

    Reorganization costs of $2.9 million incurred in 1999 consisted of $702,000 related to the resignation of the former chief financial officer and other employees, the accelerated vesting of restricted stock awards of $570,000 based on the October 1997 price of $12.75 per share, $970,000 related to professional services rendered in connection with the Chapter 11 proceeding, $449,000 for professional services rendered in connection with the potential sale of the Company, and $200,000 related to a retention bonus for employees who stay with the Company through its reorganization.

    Prepaid expenses and other current assets include $3.6 million paid to an investment banker related to the proposed sale of the Company and $300,000 related to payment for professional services to be rendered in the bankruptcy proceedings. Costs related to the proposed sale of the Company will be recognized as a reorganization cost when the sale is completed. Costs related to the professional services rendered will be recognized as a reorganization cost as incurred.

6. REVENUE-PRODUCING TOOLS AND INVENTORY

                                                                        JUNE 30,      DECEMBER 31,
                                                                         1999             1998
                                                                      ----------      ----------
                                                                           (IN THOUSANDS)
                    Revenue-producing tools .....................     $  162,490      $  159,993
                    Accumulated depreciation ....................        (62,983)        (53,325)
                                                                      ----------      ----------
                                                                          99,507         106,668
                    Inventory:
                      Components, subassemblies and expendable
                         parts ..................................         28,229          30,711
                      Rental tools and expendable parts under
                         production .............................          2,408           2,247
                      Raw materials .............................          1,831           1,898
                                                                      ----------      ----------
                                                                          32,468          34,856
                                                                      ----------      ----------
                             Revenue-Producing Tools and
                                 Inventory ......................     $  131,975      $  141,524
                                                                      ==========      ==========

7. BORROWING ARRANGEMENTS AND EXTRAORDINARY ITEM

                                                              JUNE 30,          DECEMBER 31,
                                                               1999               1998
                                                           -------------      -------------
                                                                     (IN THOUSANDS)
              Debt not Subject to Compromise
                  9 1/2% Senior Notes ................     $          --      $     275,000
                  Loans payable to a bank ............               508              1,102
                  Other ..............................                 3                  6
                                                           -------------      -------------
                                                                     511            276,108
                  Less current portion of long-term
                     debt ............................              (443)            (1,048)
                                                           -------------      -------------
                            Total long-term debt .....                68            275,060
              Debt Subject to Compromise
                  9 1/2% Senior Notes.................           275,000                 --

         On February 13, 1998, the Company issued $275 million of 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Company's 9 3/4% Senior Notes (the "Old Notes") and approximately $7.5 million were utilized to repay outstanding debt under the Company's revolving credit facility. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss of approximately $17.6 million, or $1.79 per diluted share, with no related income tax benefit, representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase. The Senior Notes are currently unsecured senior obligations of the Company. The Senior Notes were redeemable at the option of the Company on or after February 15, 2003 at stipulated redemption prices; however, the filing of the petitions for relief under Chapter 11 of the Bankruptcy Code on May 28, 1999 constituted an event of default under the terms governing the Senior Notes. As a result of the event of default, the Senior Notes are classified as a current liability. In addition, under the terms of the Plan the Senior Notes and related accrued interest are subject to compromise. Subsequent to the filing of the petitions, the Company ceased to accrue interest on the Senior Notes as it is not expected to be an allowed claim. However, had the Company continued to accrue interest throughout the period, interest expense would have been $6.9 million and $13.8 million for the three and six months ended June 30, 1999.

8. INCOME TAXES

    Income tax expense differed from the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

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

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                      1999            1998
                                                                   ----------      ----------
                                                                         (IN THOUSANDS)
                           Revenues:

                           Downhole Products & Services
                                 Rental Revenue ..............     $   19,488      $   32,775
                                 Products & Services .........         18,945          21,083
                                                                   ----------      ----------
                                     Total ...................         38,433          53,858

                           Underbalanced Drilling
                                Products & Services ..........          1,528           2,067
                                Underbalanced Drilling .......         11,419          15,874
                                                                   ----------      ----------
                                     Total ...................         12,947          17,941
                                                                   ----------      ----------
                           Total Reportable Segment Revenue ..     $   51,380      $   71,799
                                                                   ==========      ==========

                           Operating Income (Loss):

                           Downhole Products & Services ......     $   (4,214)     $    7,446
                           Underbalanced Drilling ............         (2,154)            427
                                                                   ----------      ----------
                           Total Reportable Segment
                           Operating Income (Loss) ...........     $   (6,368)     $    7,873
                                                                   ==========      ==========

    A reconciliation of operating income (loss) from segments to consolidated total operating loss is as follows:

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------
                                                                           1999              1998
                                                                        ------------      ------------
                                                                                (IN THOUSANDS)
                           Operating Income (Loss)
                           Total Operating Income (Loss) for
                             Reportable Segments ..................     $     (6,368)     $      7,873
                           Non-Operating Segments
                             Selling, General and Administrative ..           (5,499)           (5,969)
                             Depreciation & Amortization ..........             (470)             (393)
                             Reorganization Costs .................           (2,711)             --
                             Non-Cash Compensation Expense ........             (110)             (471)
                             Interest Expense .....................          (11,264)          (10,817)
                           Other Income ...........................              949             2,121
                                                                        ------------      ------------
                           Consolidated Loss Before Taxes and
                              Extraordinary Item ..................     $    (25,473)     $     (7,656)
                                                                        ============      ============

Segment assets:

                                                                        JUNE 30,        DECEMBER 31,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                             (IN THOUSANDS)
                           Downhole Products & Services.....          $    144,225      $    143,084
                           Underbalanced Drilling...........                71,978            79,578
                                                                      ------------      ------------
                           Total Assets for Reportable Segments            216,203           222,662
                           Non-Operating Segment Assets.....                21,376            49,511
                                                                      ------------      ------------

                           Consolidated Assets..............          $    237,579      $    272,173
                                                                      ============      ============

    Non-operating segment assets primarily consist of cash and cash equivalents, corporate property and equipment and certain deferred costs.

10.  CONSOLIDATING FINANCIAL STATEMENTS

     On May 28, 1999 the Company and certain of its subsidiaries ("Entities in Reorganization Proceedings") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code, while other of its subsidiaries ("Entities Not in Reorganization Proceedings") did not file. Accordingly, the following condensed consolidating balance sheets as of June 30, 1999 and December 31, 1998 and the related condensed consolidating statements of operations for the three and six months ended June 30, 1999 and 1998 and statements of cash flows for the six months ended June 30, 1999 and 1998 have been provided. The condensed consolidating financial statements herein are followed by notes which are an integral part of these statements.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                  ASSETS

                                                  ENTITIES IN      ENTITIES NOT IN
                                                 REORGANIZATION    REORGANIZATION
                                                  PROCEEDINGS        PROCEEDINGS      ELIMINATIONS        CONSOLIDATED
                                                 --------------    ---------------    -------------      -------------
   Current assets:
     Cash and cash equivalents ...............   $      10,678       $       1,921    $        --        $      12,599
     Accounts receivable, net ................          19,750               7,968             --               27,718
     Prepaid expenses and other current
       assets ................................           6,027               1,342             --                7,369
                                                 --------------      -------------    -------------      -------------
             Total current assets ............          36,455              11,231             --               47,686
     Revenue producing tools and
        inventory, net .......................         105,734              26,241             --              131,975
     Property and equipment, net .............           9,682               3,062             --               12,744
     Goodwill, net ...........................          21,507                 186             --               21,693
     Investments in subsidiaries .............          75,548                --            (75,548)              --
     Investment in joint venture .............           7,734                --               --                7,734
     Intangibles and other assets ............          11,193               4,554             --               15,747
                                                 --------------      -------------    -------------      -------------
             Total assets ....................   $     267,853       $      45,274    $     (75,548)     $     237,579
                                                 ==============      =============    =============      =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities not subject to compromise:
    Current liabilities:
     Accounts payable and accrued
        liabilities-prepetition...............   $       3,225       $        --      $        --        $       3,225
     Accounts payable and accrued
        liabilities-postpetition..............           4,330               2,791             --                7,121
     Accounts payable to affiliates-
        postpetition..........................         (43,872)             43,968             --                   96
     Income taxes payable-prepetition.........           1,753                  --             --                1,753
     Income taxes payable-postpetition........            (119)              2,447             --                2,328
     Current portion of long-term debt-
        prepetition ..........................              14                 429             --                  443
                                                 -------------       -------------    -------------      -------------
             Total current liabilities not
               subject to compromise..........         (34,669)             49,635             --               14,966
   Liabilities subject to compromise:
     Senior notes (Note 7)....................         275,000                --               --              275,000
     Accrued interest on senior notes
        (Note 7)..............................           7,409                --               --                7,409
                                                 -------------       -------------    -------------      -------------
             Total current liabilities subject
               to compromise..................         282,409                --               --              282,409
     Deferred income taxes ...................           1,510               4,476             --                5,986
     Other noncurrent liabilities ............             342                 528             --                  870
     Long-term debt ..........................              68                --               --                   68
   Stockholders' equity:
     Common stock ............................             114               1,722           (1,730)               106
     Treasury stock ..........................          (4,061)               --               --               (4,061)
     Paid in capital .........................          76,903              23,550          (47,336)            53,117
     Accumulated other comprehensive
      income (loss) ..........................              28              (1,910)            --               (1,882)
     Retained earnings (deficit)..............         (54,791)            (32,727)         (26,482)          (114,000)
                                                 -------------       -------------    -------------      -------------
             Total stockholders'
               equity (deficit)...............          18,193              (9,365)         (75,548)           (66,720)
                                                 -------------       -------------    -------------      -------------
             Total liabilities and
               stockholders' equity (deficit).   $     267,853       $      45,274    $     (75,548)     $     237,579
                                                 =============       =============    =============      =============

                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

              ASSETS


                                            ENTITIES IN     ENTITIES NOT IN
                                          REORGANIZATION     REORGANIZATION
                                            PROCEEDINGS       PROCEEDINGS      ELIMINATIONS    CONSOLIDATED
                                          --------------    ---------------    ------------    ------------
Current assets:
  Cash and cash equivalents ...........     $   31,519       $    1,324         $     --        $   32,843
  Accounts receivable, net ............         22,358           10,445               --            32,803
  Accounts receivable from
     affiliates .......................         45,371          (45,009)              --               362
  Prepaid expenses and other
     current assets ...................          3,420            1,358               --             4,778
                                            ----------       ----------        ----------      ----------
          Total current assets ........        102,668          (31,882)              --            70,786
  Revenue producing tools and
     inventory, net ...................        114,325           27,199               --           141,524
  Property and equipment, net .........         10,476            2,779               --            13,255
  Investments in subsidiaries .........         41,957             --              (41,957)           --
  Goodwill, net .......................         22,089              186               --            22,275
  Investment in joint venture .........          7,100             --                 --             7,100
  Intangibles and other assets ........         12,104            5,129               --            17,233
                                            ----------       ----------         ----------      ----------
          Total assets ................     $  310,719       $    3,411         $  (41,957)     $  272,173
                                            ==========       ==========         ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable and accrued
      liabilities .....................     $   11,427       $    3,831         $     --        $   15,258
    Accrued interest on senior
      notes ...........................          9,797             --                 --             9,797
    Income taxes payable ..............          1,780            2,207               --             3,987
    Current portion of long-term
      debt ............................             35            1,013               --             1,048
                                            ----------       ----------         ----------      ----------
          Total current liabilities ...         23,039            7,051               --            30,090
    Deferred income taxes..............          1,512            4,398               --             5,910
    Other noncurrent liabilities.......            479              819               --             1,298
    Long term debt.....................        275,025               35               --           275,060
Stockholders' equity:
  Common stock ........................            114            1,723             (1,731)            106
  Treasury stock ......................         (4,048)            --                 --            (4,048)
  Paid in capital .....................         76,223           23,549            (47,335)         52,437
  Accumulated other comprehensive
       income (loss) ..................            166           (1,192)              --            (1,026)
  Retained earnings (deficit)..........        (61,791)         (32,972)             7,109         (87,654)
                                            ----------       ----------         ----------      ----------
          Total stockholders'
            equity (deficit)...........         10,664           (8,892)           (41,957)        (40,185)
                                            ----------       ----------         ----------      ----------
          Total liabilities and
            stockholders' equity
            (deficit)..................     $  310,719       $    3,411         $  (41,957)     $  272,173
                                            ==========       ==========         ==========      ==========



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           ENTITIES IN      ENTITIES NOT IN
                                          REORGANIZATION    REORGANIZATION
                                           PROCEEDINGS        PROCEEDINGS       ELIMINATIONS      CONSOLIDATED
                                          --------------    --------------     ------------      ------------
Revenues:
  Rental income .......................    $      8,378      $      1,374      $       --        $      9,752
  Sales of products and services ......           8,275             1,205              --               9,480
  Underbalanced drilling services .....           2,989               820              --               3,809
                                           ------------      ------------      ------------      ------------
                                                 19,642             3,399              --              23,041
Cost and expenses:
  Cost of rentals .....................           6,848             1,170               (17)            8,001
  Cost of products and services .......           4,751               782              --               5,533
  Cost of underbalanced drilling ......           1,839               996              --               2,835
  Selling, general and
     administrative ...................           5,924             1,806               (58)            7,672
  Depreciation and amortization .......           5,297             1,120              --               6,417
  Reorganization costs:
    Severance and retention ...........             233              --                --                 233
    Chapter 11 proceedings ............             970              --                --                 970
    Other .............................             449              --                --                 449
  Non-cash compensation ...............              55              --                --                  55
  Research and development ............              69               150              --                 219
                                           ------------      ------------      ------------      ------------
                                                 26,435             6,024               (75)           32,384
                                           ------------      ------------      ------------      ------------
Operating income (loss) ...............          (6,793)           (2,625)               75            (9,343)
Other (income) expense:
  Interest income .....................            (158)                3              --                (155)
  Interest expense ....................           4,451                37              --               4,488
  Equity in subsidiaries, net
     of taxes .........................           4,232              --              (4,232)             --
  Equity in earnings of joint venture .            (125)             --                --                (125)
  Other, net ..........................             232               160                75               467
                                           ------------      ------------      ------------      ------------
Income (loss) before taxes ............         (15,425)           (2,825)            4,232           (14,018)
Income tax provision (benefit) ........             115              (323)             --                (208)
                                           ------------      ------------      ------------      ------------
Net income (loss) .....................    $    (15,540)     $     (2,502)     $      4,232      $    (13,810)
                                           ============      ============      ============      ============



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                        ENTITIES IN         ENTITIES NOT IN
                                       REORGANIZATION       REORGANIZATION
                                         PROCEEDINGS          PROCEEDINGS       ELIMINATIONS      CONSOLIDATED
                                       --------------       ---------------     ------------      ------------
Revenues:
  Rental income ....................     $     14,613        $      2,471      $       --        $     17,084
  Sales of products and services ...            9,982               1,419              --              11,401
  Underbalanced drilling services ..            3,600               1,694              --               5,294
                                         ------------        ------------      ------------      ------------
                                               28,195               5,584              --              33,779
Cost and expenses:
  Cost of rentals ..................            9,731               1,799               (36)           11,494
  Cost of products and services ....            5,024               1,195              --               6,219
  Cost of underbalanced drilling ...            1,335               1,691              --               3,026
  Selling, general and
     administrative ................            6,726               1,941              (122)            8,545
  Depreciation and amortization ....            4,885               1,188              --               6,073
  Non-cash compensation ............              286                --                --                 286
  Research and development .........               58                  67              --                 125
                                         ------------        ------------      ------------      ------------
                                               28,045               7,881              (158)           35,768
                                         ------------        ------------      ------------      ------------
Operating income (loss) ............              150              (2,297)              158            (1,989)
Other (income) expense:
  Interest income ..................           (1,178)                (24)             --              (1,202)
  Interest expense .................            6,394                 142              --               6,536
  Equity in subsidiaries, net
     of taxes ......................            2,911                --              (2,911)             --
  Other, net .......................             (145)                 75               158                88
                                         ------------        ------------      ------------      ------------
Income (loss) before taxes .........           (7,832)             (2,490)            2,911            (7,411)
Income tax provision (benefit) .....              560                (262)             --                 298
                                         ------------        ------------      ------------      ------------
Income (loss) before extraordinary
   item ............................           (8,392)             (2,228)            2,911            (7,709)
                                         ------------        ------------      ------------      ------------
Net income (loss) ..................     $     (8,392)       $     (2,228)     $      2,911      $     (7,709)
                                         ============        ============      ============      ============



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                             STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      ENTITIES IN        ENTITIES NOT IN
                                                    REORGANIZATION        REORGANIZATION
                                                      PROCEEDINGS           PROCEEDINGS       ELIMINATIONS      CONSOLIDATED
                                                      ------------          ------------      ------------      ------------
Revenues:
  Rental income ..................................    $     16,735          $      2,753      $       --        $     19,488
  Sales of products and services .................          16,303                 4,170              --              20,473
  Underbalanced drilling services ................           5,413                 6,006              --              11,419
                                                      ------------          ------------      ------------      ------------
                                                            38,451                12,929              --              51,380
Cost and expenses:
  Cost of rentals ................................          14,417                 2,124               (47)           16,494
  Cost of products and services ..................           9,248                 1,951              --              11,199
  Cost of underbalanced drilling .................           3,233                 4,466              --               7,699
  Selling, general and administrative ............          11,691                 3,590              (146)           15,135
  Depreciation and amortization ..................          10,573                 2,254              --              12,827
  Reorganization costs:
    Severance and retention ......................           1,472                  --                --               1,472
    Chapter 11 proceedings .......................             970                  --                --                 970
    Other ........................................             449                  --                --                 449
  Non-cash compensation ..........................             110                  --                --                 110
  Research and development .......................             145                   306              --                 451
                                                      ------------          ------------      ------------      ------------
                                                            52,308                14,691              (193)           66,806
                                                      ------------          ------------      ------------      ------------
Operating income (loss) .........................          (13,857)               (1,762)              193           (15,426)
Other (income) expense:
  Interest income ................................            (901)                   (1)             --                (902)
  Interest expense ...............................          11,303                    85              --              11,388
  Equity in subsidiaries, net of taxes ...........           5,754                  --              (5,754)             --
  Equity in earnings of joint venture ............            (634)                 --                --                (634)
  Other, net .....................................              88                   (86)              193               195
                                                      ------------          ------------      ------------      ------------
Income (loss) before taxes .......................         (29,467)               (1,760)            5,754           (25,473)
Income tax provision .............................             396                   477              --                 873
                                                      ------------          ------------      ------------      ------------
Net income (loss) ................................    $    (29,863)         $     (2,237)     $      5,754      $    (26,346)
                                                      ============          ============      ============      ============



                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                             STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                        ENTITIES IN       ENTITIES NOT IN
                                       REORGANIZATION     REORGANIZATION
                                         PROCEEDINGS       PROCEEDINGS      ELIMINATIONS    CONSOLIDATED
                                       --------------    ----------------   ------------    ------------
Revenues:
  Rental income ....................     $   29,078        $    3,697        $     --        $   32,775
  Sales of products and services ...         18,935             4,215              --            23,150
  Underbalanced drilling services ..          7,338             8,536              --            15,874
                                         ----------        ----------        ----------      ----------
                                             55,351            16,448              --            71,799
Cost and expenses:
  Cost of rentals ..................         18,776             2,867               (94)         21,549
  Cost of products and services ....          9,777             2,810              --            12,587
  Cost of underbalanced drilling ...          2,535             6,256              --             8,791
  Selling, general and
     administrative ................         12,882             3,402              (211)         16,073
  Depreciation and amortization ....          9,112             1,589              --            10,701
  Non-cash compensation ............            471              --                --               471
  Research and development .........            137                67              --               204
                                         ----------        ----------        ----------      ----------
                                             53,690            16,991              (305)         70,376
                                         ----------        ----------        ----------      ----------
Operating income (loss) ............          1,661              (543)              305           1,423
Other (income) expense:
  Interest income ..................         (2,138)              (26)             --            (2,164)
  Interest expense .................         10,860               170              --            11,030
  Equity in subsidiaries, net
     of taxes ......................          1,631              --              (1,631)           --
  Other, net .......................           (262)              170               305             213
                                         ----------        ----------        ----------      ----------
Income (loss) before taxes .........         (8,430)             (857)            1,631          (7,656)
Income tax provision ...............            927               831              --             1,758
                                         ----------        ----------        ----------      ----------
Income (loss) before extraordinary
   item ............................         (9,357)           (1,688)            1,631          (9,414)
Extraordinary item .................        (17,579)             --                --           (17,579)
                                         ----------        ----------        ----------      ----------
Net income (loss) ..................     $  (26,936)       $   (1,688)       $    1,631      $  (26,993)
                                         ==========        ==========        ==========      ==========




                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      ENTITIES IN      ENTITIES NOT IN
                                                     REORGANIZATION     REORGANIZATION
                                                      PROCEEDINGS         PROCEEDINGS    ELIMINATIONS    CONSOLIDATED
                                                     --------------     --------------   ------------    ------------
OPERATING ACTIVITIES:
Net loss ........................................     $ (29,863)          $  (2,237)      $  5,754        $  (26,346)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Equity in earnings of subsidiaries ............         5,754                  --         (5,754)               --
  Depreciation and amortization .................        10,573               2,254             --            12,827
  Deferred income taxes .........................            (1)                 78             --                77
  Amortization of debt issuance costs ...........           432                  --             --               432
  Provision for doubtful accounts ...............           168                  15             --               183
  Provision for stock awards ....................           680                  --             --               680
  (Gain) loss on sale and disposition of
     property and equipment .....................          (124)                  8             --              (116)
  Equity income of unconsolidated subsidiary ....          (634)                 --             --              (634)
Changes in operating assets and liabilities,
  (net of effects of acquisitions)
  Accounts receivable-trade .....................         2,921               1,981             --             4,902
  Accounts receivable from/payable to
    officers and affiliates .....................          (983)              1,441             --               458
  Prepaid expenses and other ....................        (2,537)                197            --             (2,340)
  Accounts payable and accrued liabilities ......        (6,230)               (591)            --            (6,821)
  Income taxes payable ..........................          (145)                239             --                94
  Reorganization items ..........................         6,059                  --             --             6,059
                                                      ---------           ---------       ----------      ----------
Net cash provided by (used in) operating
  before reorganization items ...................       (13,930)              3,385             --           (10,545)
Reorganization items:
   Professional fees paid for services rendered
     in connection with the Chapter 11
     proceedings ................................        (1,719)                 --             --            (1,719)
   Professional fees paid for services rendered
     in connection with the sale of the
     Company ....................................        (3,638)                 --             --            (3,638)
   Severance costs ..............................          (702)                 --             --              (702)
                                                      ---------           ---------       ----------      ----------
Net cash used by reorganization items ...........        (6,059)                 --             --            (6,059)
                                                      ---------           ---------       ----------      ----------
Net cash used in operating activities ...........       (19,989)              3,385             --           (16,604)

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
 inventory ......................................        (2,806)             (3,753)            --            (6,559)
Inventory transferred to cost of rentals ........         2,644                 366             --             3,010
Revenue-producing tools lost in hole,
 abandoned, and sold ............................            --               1,869             --             1,869
Additions to property and equipment .............          (709)               (391)            --            (1,100)
Proceeds from sale of property and equipment ....           714                  89             --               803
Unrealized loss on cash equivalent investments ..          (137)                 --             --              (137)
                                                      ---------           ---------       ----------      ----------
Net cash used in investing activities ...........          (294)             (1,820)            --            (2,114)

FINANCING ACTIVITIES:
Payments on outstanding debt ....................           (70)               (527)            --              (597)
Purchase of treasury stock ......................           (13)                 --             --               (13)
                                                      ---------           ---------       ----------      ----------
Net cash by (used in) financing activities ......           (83)               (527)            --              (610)
                                                      ---------           ---------       ----------      ----------
Effect of foreign exchange rate changes on cash..             1                (917)            --              (916)
                                                      ---------           ---------       ----------      ----------
Increase (decrease) in cash and cash equivalents.       (20,365)                121             --           (20,244)
Cash and cash equivalents at beginning of period.        31,519               1,324             --            32,843
                                                      ---------           ---------       ----------      ----------
Cash and cash equivalents at end of period ......     $  11,154           $   1,445       $     --        $   12,599
                                                      =========           =========       ==========      ==========


                             See accompanying notes.

                            DAILEY INTERNATIONAL INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       ENTITIES IN    ENTITIES NOT IN
                                                      REORGANIZATION   REORGANIZATION
                                                       PROCEEDINGS      PROCEEDINGS       ELIMINATIONS   CONSOLIDATED
                                                      --------------  ----------------    ------------   ------------
OPERATING ACTIVITIES:
Net income (loss) ...............................     $    (26,935)   $     (1,689)      $      1,631   $    (26,993)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Equity in earnings of subsidiaries ............            1,631            --               (1,631)          --
  Extraordinary loss on repurchase of notes .....           17,579            --                 --           17,579
  Depreciation and amortization .................            9,067           1,634               --           10,701
  Deferred income taxes .........................               (1)              1               --             --
  Provision for doubtful accounts ...............              183              15               --              198
  Provision for stock awards ....................              471            --                 --              471
  Gain on sale and disposition of
     property and equipment .....................              (25)              3               --              (22)
Changes in operating assets and liabilities,
  (net of effects of acquisitions):
  Accounts receivable-trade .....................           (2,350)          2,193               --             (157)
  Accounts receivable from/payable to
     officers and affiliates ....................           (2,689)          2,201               --             (488)
  Prepaid expenses and other ....................           (5,985)            (81)              --           (6,066)
  Accounts payable and accrued
     liabilities ................................            5,166           2,742               --            7,908
  Income taxes payable ..........................              685             280               --              965
                                                      ------------    ------------       ------------   ------------
Net cash provided by (used in) operating
  activities ....................................           (3,203)          7,299               --            4,096

INVESTING ACTIVITIES:
Additions to revenue-producing tools and
 inventory ......................................          (28,377)         (4,902)              --          (33,279)
Inventory transferred to cost of rentals ........            3,880             417               --            4,297
Revenue-producing tools lost in hole,
 abandoned, and sold ............................            1,293            (135)              --            1,158
Additions to property and equipment .............           (1,998)         (1,514)              --           (3,512)
Proceeds from sale of property and
 equipment ......................................               40            --                 --               40
Acquisitions ....................................          (77,037)           --                 --          (77,037)
                                                      ------------    ------------       ------------   ------------
Net cash used in investing activities ...........         (102,199)         (6,134)              --         (108,333)

FINANCING ACTIVITIES:
Proceeds from the issuance of Senior Notes ......          268,125            --                 --          268,125
Payments on outstanding debt ....................         (120,951)           (797)              --         (121,748)
Extraordinary loss on repurchase of notes .......          (12,650)           --                 --          (12,650)
                                                      ------------    ------------       ------------   ------------
Net cash provided by (used in) financing
 activities .....................................          134,524            (797)              --          133,727
                                                      ------------    ------------       ------------   ------------
Effect of foreign exchange rate changes
 on cash ........................................             --              (427)              --             (427)
                                                      ------------    ------------       ------------   ------------

Increase (decrease) in cash and cash
 equivalents ....................................           29,122             (59)              --           29,063
Cash and cash equivalents at beginning
 of period ......................................           57,532           2,305               --           59,837
                                                      ------------    ------------       ------------   ------------
Cash and cash equivalents at end
 of period ......................................     $     86,654    $      2,246       $       --     $     88,900
                                                      ============    ============       ============   ============



                             See accompanying notes.

A.   SIGNIFICANT ACCOUNTING POLICIES

     Elimination Entries

     Revenues and related costs of sales have been presented net of intercompany transactions.

B.   OTHER

     Notes 1 through 9 should be read in conjunction with the Condensed Consolidating Financial Statements.

                            DAILEY INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    On May 21, 1999, the Company announced that it and certain of its subsidiaries had entered into an acquisition agreement with Weatherford. On May 28, 1999 the Company and certain of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. See "Acquisition and Bankruptcy Relief" below.

FORWARD-LOOKING INFORMATION

    From time to time, the Company and its representatives may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. Words such as "anticipate", "expect", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements may include, but are not limited to, anticipated effects of consummation of the Plan and Acquisition Agreement, future cash needs and cash flows and capital expenditure plans and information systems plans, including plans and expectations relating to the year 2000 computer software issue, anticipated results from current and future operations, earnings, margins, acquisitions, market trends in the oilfield services industry, including demand for the Company's drilling services and downhole tools, competition and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Managements' Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

     Among the factors that may have a direct bearing on the Company's results of operations and the oilfield services industry in which it operates are the Company's success or failure in implementing its business and operational strategies while subject to and following the reorganization proceedings; the ability of the Company to conclude a judicially - approved restructuring of its obligations with its creditors on the terms described in this Form 10-Q; the risks inherent in a rejection or modification of the Plan; the ability of the Company to borrow additional funds to finance capital expenditures and other necessary operating expenses; changes in the price of oil and natural gas and the related effects thereof on demand for the Company's services; the impact of competitive products and pricing; the presence of competitors with greater financial resources; product demand and acceptance risks, including product obsolescence risks with respect to its downhole tools and directional drilling technology; risks associated with acquisitions, including failure to successfully manage the Company's growth and integrate the operations acquired in such acquisitions; the inability of the Company to decrease certain costs due to unfavorable terms in employment agreements, leases, supply contracts, licenses and other agreements entered into by the Company; risks that the Company or its third party vendors and customers will not be Year 2000 compliant in a timely manner; typical operating risks inherent in the oilfield services industry, including risks of environmental liability; delays in receiving raw materials utilized in the manufacture and assembly of the Company's downhole tools and other difficulties in the manufacture, assembly or delivery of the Company's downhole tools, including those acquired in the Company's recent acquisitions; worldwide political stability and economic growth and other risks associated with international operations, including foreign exchange and other currency risks; and the Company's successful execution of internal operating plans, as well as regulatory uncertainties and legal proceedings.

DETERIORATING OPERATING RESULTS AND FINANCIAL CONDITION

     During 1998, the Company's results of operations and financial condition deteriorated significantly over prior year levels. This trend continued during the first six months of 1999. This deterioration is a result of a combination of factors, including adverse industry conditions, failure to successfully integrate and realize anticipated benefits from acquired companies and the significant debt burden incurred by the Company in 1997 and 1998 in order to finance its acquisition strategy. The following chart sets forth financial data for the Company as of and for the three month and six months ended June 30, 1999 and 1998.

                                                  AS OF AND FOR THE THREE          AS OF AND FOR THE SIX
                                                       MONTHS ENDED                    MONTHS ENDED
                                                --------------------------      --------------------------
                                                 JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                 1999 (1)        1998 (1)        1999 (1)        1998 (1)
                                                ----------      ----------      ----------      ----------
           Revenues .......................     $   23,041      $   33,779      $   51,380      $   71,799
           Earnings (loss) per share ......          (1.37)           (.77)          (2.62)          (2.79)
           Cash flow from operations ......         (4,006)          5,182         (16,604)          4,096
           Working capital ................       (249,689)         98,754        (249,689)         98,754
           Long-term debt .................             68         275,701              68         275,701
           Debt subject to compromise .....        275,000             --          275,000             --
           Stockholders equity (deficit) ..        (66,720)         47,908         (66,720)         47,908

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

         Beginning in late 1997, the worldwide price of oil began to decline significantly and prices for natural gas weakened. As prices for oil continued to decline throughout 1998, oil and gas companies began to curtail drilling and reduce spending on exploration and development activities, which significantly negatively impacted the Company's results of operations during 1998. As a result, the Company's revenues and operations during 1998 and the first six months of 1999 declined significantly from the comparable periods in 1997 and 1998, respectively. Operations during 1998 also were adversely affected by work stoppages in the Gulf of Mexico for the Company's products and services as a result of adverse weather conditions. The Company views the worldwide rig count, and in particular, the rig count in the United States, as a general barometer of demand for a substantial portion of the Company's products and services. The following chart summarizes the estimated U.S. rig count and international rig count at various points over the past 18 months, as reported by Baker Hughes, Inc.

                                     JUNE     MARCH     DECEMBER      SEPTEMBER     JUNE    MARCH      DECEMBER      DECEMBER
                                     1999     1999        1998           1998       1998     1998        1997          1996
                                     ----     ----        ----           ----       ----     ----        ----          ----
             U. S. Rig Count ...     616       526         621           754         823      890        1,003          851
             International
             Rig Count..........     602       613         671           724         790      806          819          810

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

         ACQUISITION                          DATE                   CONSIDERATION PAID                     METHOD OF FINANCING
  ----------------------                 -------------        ----------------------------------       --------------------------
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
                                                              A Common Stock

         ACQUISITION                          DATE              CONSIDERATION PAID                    METHOD OF FINANCING
  ----------------------                 -------------   ----------------------------------      --------------------------
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

    The Company financed these acquisitions primarily through borrowings under then-existing credit facilities and issuance of debt securities. In this regard, in August 1997, the Company issued $115 million principal amount of its 9 3/4 % Senior Notes due 2007 (the "Old Notes"), from which the Company realized net proceeds of approximately $109.6 million. These net proceeds were utilized to repay outstanding borrowings under the Company's credit facility incurred to finance the Company's acquisition of ADI in June 1997, to finance capital expenditures of $24.8 million for the eight months ended December 31, 1997 and to finance a portion of the DWS/DAMCO Acquisition consummated in January 1998. On February 13, 1998, the Company issued $275 million principal amount of its 9 1/2% Senior Notes due 2008 (the "Senior Notes"). Of the $268.1 million net proceeds to the Company from the sale of the Senior Notes, approximately $127.7 million were utilized to repurchase at a premium of 111% of their principal amount all of the outstanding principal amount of the Old Notes, approximately $7.5 million was utilized to repay outstanding debt under the Company's credit facility incurred to finance a portion of the purchase price for the DWS/DAMCO Acquisition, and a portion was utilized to fund the cash portion of the purchase price for the IDS, Transocean and INS acquisitions. The remaining net proceeds from the sale of the Senior Notes were utilized to fund capital expenditures of $49.7 million for the year ended December 31, 1998 and for general and working capital purposes. The Senior Notes require annualized interest payments of approximately $26.1 million per year. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million representing the excess of the purchase price for the Old Notes over their carrying value on the date of repurchase.

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

    Going Concern. In response to these adverse industry conditions, the Company began during the third quarter of 1998 to review and implement cost saving strategies to reduce its cost structure to bring it more in line with then current industry conditions, including consolidating or eliminating operations and reducing overhead. As a result of these efforts, the Company recorded a reorganization charge during 1998 of $3.4 million and $2.9 million in the first six months of 1999. The Company has continued to review methods in which it can reduce its cost structure and reduce overhead.

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

ACQUISITION AND BANKRUPTCY RELIEF

         On May 21, 1999, the Company announced that it and certain of its subsidiaries had entered into an agreement to be acquired by Weatherford. On May 28, 1999, the Company and certain of its subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (11 U.S.C. ss. 101, et seq.) (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The bankruptcy petitions were filed in order to preserve cash, to give the Company the opportunity to restructure its debt, and to accomplish the acquisition of the Company by Weatherford. Through the bankruptcy process, the Company seeks Bankruptcy Court approval to implement a financial restructuring in accordance with a Joint Plan of Reorganization (the "Plan") and a related Disclosure Statement, which also were filed with the Bankruptcy Court on May 28, 1999. The Plan is subject to the approval of the requisite number of and amount of claims represented by certain of the Company's creditors, in addition to the approval of the Bankruptcy Court. Shortly after filing the petition, the Company obtained a Bankruptcy Court order to permit the Company to pay its creditors all pre-petition claims and debts in the ordinary course of business, except for the Company's Senior Note indebtedness. As a result of the Chapter 11 filing, absent approval of the Bankruptcy Court, the Company and the subsidiary guarantors are prohibited from paying, and the Senior Note holders are prohibited from attempting to collect, the Senior Note indebtedness, which was incurred prior to the bankruptcy.

     The filing of the bankruptcy and the accompanying Plan was contemplated by the acquisition agreement (the "Acquisition Agreement") dated May 21, 1999, between the Company, certain of its subsidiaries and Weatherford International, Inc. ("Weatherford"). The Acquisition Agreement contemplates that the Company's outstanding $275 million senior note indebtedness will be exchanged pro rata for $185 million in Weatherford common stock. All outstanding equity securities held by the Company's equity security holders will be exchanged for $10 million in Weatherford common stock that will be shared pro rata based on share ownership. The value of the Weatherford common stock will be fixed as of the date of the consummation of the acquisition and will be based on an average closing sale price calculation over a 10 trading-day period preceding the date of consummation. The closing of the acquisition is subject to a number of conditions, including the receipt of Bankruptcy Court approval. The bankruptcy petitions were filed in order to preserve cash, to give the Company the opportunity to restructure its debt, and to accomplish the acquisition of the Company by Weatherford.

     Prior to the filing of the bankruptcy, the fundamental terms of the Plan had been agreed to by the holders of approximately $225 million (82%) of the outstanding principal amount of the Senior Notes and more than 50% of the Company's common stock. The Plan contemplates the payment of all trade creditors' claims as and when they come due in the ordinary course of business or in full on the effective date of the Plan.

     On June 21, 1999, the Company received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     On July 12, 1999, the Bankruptcy Court approved the Disclosure Statement, as modified, and ordered that solicitation materials incorporating the Plan, as modified, and the Disclosure Statement be served on holders of the class of claims whose votes were being solicited and that a summary of the Plan and Disclosure Statement be served on holders of the classes of claims and interests whose votes were not being solicited (either because those claimants are being paid in full or are deemed to have rejected the Plan under certain provisions of the Bankruptcy Code). The Bankruptcy Court also ordered that August 16, 1999 be fixed as the last day for filing written objections to the Plan and the last day to submit plan ballots and that the hearing on confirmation on the Plan be set to commence at 11:00 A.M. Eastern Daylight Time on August 19, 1999. The closing of the transactions contemplated under the Plan and Acquisition Agreement is currently anticipated to occur on or about August 31, 1999. Upon and following the closing, the Company will be a direct or indirect wholly-owned subsidiary of Weatherford. While the Company does not presently anticipate any delays, due to the nature of the bankruptcy process and potential for delays involved, no assurances can be given that the closing will actually occur on or about that date. In addition, due to the nature of bankruptcy proceedings, it is not possible to predict the outcome of the Company's bankruptcy proceedings or their effect on the Company's business. See Part II. Item 5 - "Other Information" of this Form 10-Q.

RESIGNATION OF OFFICERS AND OUTSIDE DIRECTORS

     In August, 1998, James F. Farr resigned as CEO of the Company. Mr. Farr was later replaced by Mr. Al Kite as interim CEO. As a result of Mr. Farr's resignation, the Company incurred a severance charge of approximately $1.8 million that was included with restructuring charges in the Company's financial statements. In May 1999, Mr. Kite resigned as interim CEO and from all other positions with the Company. At the closing of the transactions contemplated under the Plan, Mr. Kite is eligible to receive a $385,000 bonus from the Company. On January 27, 1999, David Tighe resigned as CFO and as a Director and the Company recorded a severance charge of approximately $1.0 million during the first quarter of 1999 relating to Mr. Tighe's resignation, including $570,000 related to the accelerated vesting of stock awards valued at the October 6, 1997 price of $12.75 per share. In February 1999, each of the Company's outside Directors resigned from the Board of Directors. Currently, the Company's Board of Directors consists of J.D. Lawrence, John Beard and William D. Sutton, each of whom is an employee of the Company.

DELISTING OF SECURITIES

    The Nasdaq National Market rules, which govern the listing of securities such as the Company's Class A Common Stock on the Nasdaq National Market System ("Nasdaq NMS"), require that the Company maintain a minimum bid price of $5.00 per share on its Class A Common Stock and a minimum market value for the Class A Common Stock's public float (i.e., securities not owned by officers, directors or 10% stockholders) of $15 million. As a result of the deterioration of the market value of the Company's Class A Common Stock, the Company no longer meets the Nasdaq NMS standards with respect to minimum bid price or public float market value. The Company's Class A Common Stock began trading on the NASD OTC Bulletin Board on February 9, 1999.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

    Rental Income. Rental income for the three months ended June 30, 1999 was $9.8 million, a decrease of 43% from $17.1 million for the same period last year. Exclusive of revenues from Transocean, which was acquired in August 1998, of $219,000, rental revenues decreased $7.6 million from the same period last year. Domestic rental income decreased $4.3 million. Rental income from domestic directional drilling activities decreased $2.4 million and rental income from downhole tools decreased $1.9 million as the result of decreased demand caused by adverse industry conditions. Internationally, rental income decreased $3.3 million. This was the result of decreased directional drilling revenues of $1.1 million primarily in Venezuela and IDS due to adverse market conditions in this region resulting in the curtailment by the Company of directional drilling activity in that area and a decrease in rental income from downhole tools of $2.2 million as a result of decreased demand due to adverse industry conditions.

    Sales of Products and Services. Sales of products and services for the three months ended June 30, 1999 were $9.5 million compared to $11.4 million for the same period last year. Excluding revenues of $484,000 associated with Transocean, which was acquired in August 1998, revenues decreased $2.4 million primarily due to decreased revenue from tools lost-in-hole of $821,000, decreased pipeline service revenues of $143,000 and decreased sales of $144,000. This was partially offset by increased revenues from directional drilling operations of $1.4 million, primarily domestic operations.

     Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the three months ended June 30, 1999 was $3.8 million compared to $5.3 million for the same period last year. This decrease was primarily due to decreased revenues in Colombia due to the loss of a significant customer, in Indonesia due to the financial crisis in that country and in Venezuela due to depressed industry conditions.

    Cost of Rentals. Cost of rentals for the three months ended June 30, 1999 was $8.0 million, a decrease of 30% from $11.5 million for the same period last year. Excluding costs associated with Transocean, which was acquired in August 1998, of $122,000, costs decreased $3.6 million. Margins, exclusive of Transocean, decreased from 33% for the three months ended June 30, 1998 to 17% for the three months ended June 30, 1999, primarily due to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region and the increased use of third party tools which generated lower margins as a result of the expansion into new applications for the Company's directional drilling services.

    Cost of Products and Services. Cost of products and services for the three months ended June 30, 1999 was $5.5 million, which was a $686,000 decrease from the same period last year. Excluding $493,000 in costs associated with Transocean, which was acquired in August 1998, costs decreased $1.2 million.
The margin on sales of products and services for the three months ended June 30, 1999, excluding the impact of acquisitions, decreased to 44% from 45% for the same three months last year.

     Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the three months ended June 30, 1999 was $2.8 million compared to $3.0 million for the same period last year. Margins on underbalanced drilling services were 26% compared to 43% during the same period last year primarily as the result of the loss of lower related revenues and higher margin jobs in Colombia and Indonesia.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 1999 were $7.7 million, compared to $8.5 million for the same three months last year primarily as a result of decreased personnel and compensation costs and decreased office administration costs due to cost reduction actions implemented during 1998.

     Depreciation and Amortization. Depreciation and amortization expenses for the three months ended June 30, 1999 were $6.4 million compared to $6.1 million for the same three months last year. Depreciation expense increased $344,000 due primarily to assets acquired in the acquisitions of DWS/DAMCO, IDS and Transocean and to the addition of revenue producing tools at Dailey. Amortization expense decreased due to the write-off of DWS/DAMCO and IDS goodwill at December 31, 1998.

     Reorganization Costs. Reorganization costs for the three months ended June 30, 1999 were $1.7 million compared to none for the same period last year. These costs were primarily related to severance and retention, the Chapter 11 proceedings and the proposed sale of the Company.

     Interest Expense. Interest expense for the three months ended June 30, 1999 was $4.5 million compared to $6.5 million for the same three months last year. The Company ceased accruing interest expense as of the bankruptcy petition date; interest expense would have been $6.9 million had interest continued to accrue through June 30, 1999.

     Income Tax Provision. Income tax provision for the three months ended June 30, 1999 was a benefit of $208,000 compared to a $298,000 expense for the same three months last year. Income tax expense differed from the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     Rental Income. Rental income for the six months ended June 30, 1999 was $19.5 million, a decrease of 41% from $32.8 million for the same period last year. Exclusive of revenues from IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $1.0 million, rental revenues decreased $14.3 million from the same period last year. Domestic rental income decreased $9.2 million. Rental income from domestic directional drilling activities decreased $5.7 million and rental income from downhole tools decreased $3.5 million as the result of decreased demand caused by adverse industry conditions. Internationally, rental income decreased $5.1 million. This was the result of decreased directional drilling revenues of $1.3 million primarily in Venezuela and IDS due to adverse market conditions in this region resulting in the curtailment by the Company of directional drilling activity in that area and a decrease in rental income from downhole tools of $3.8 million as a result of decreased demand due to adverse industry conditions.

     Sales of Products and Services. Sales of products and services for the six months ended June 30, 1999 were $20.5 million compared to $23.2 million for the same period last year. Excluding revenues of $1.2 million associated with Transocean, which was acquired in August 1998, revenues decreased $3.9 million primarily due to decreased revenue from tools lost-in-hole of $2.2 million, decreased pipeline service revenues of $539,000, decreased wireline services of $2.6 million and decreased sales of $287,000. This was partially offset by increased revenues from directional drilling operations of $1.8 million, primarily domestically and due to the expansion of directional drilling operations into Thailand.

     Underbalanced Drilling Services Revenue. Underbalanced drilling services revenue for the six months ended June 30, 1999 was $11.4 million compared to $15.9 million for the same period last year. This decrease was primarily due to decreased revenues in Canada due to industry conditions, Colombia due to the loss of a significant customer, in Indonesia due to the financial crisis in that country and in Venezuela due to industry conditions.

    Cost of Rentals. Cost of rentals for the six months ended June 30, 1999 was $16.5 million, a decrease of 23% from $21.5 million for the same period last year. Excluding costs associated with IDS, which was acquired in March 1998, and Transocean, which was acquired in August 1998, of $916,000, costs decreased $6.0 million. Margins, exclusive of IDS and Transocean, decreased from 34% for the six months ended June 30, 1998 to 16% for the six months ended June 30, 1999, primarily due to an increase in fixed costs associated with the expansion of directional drilling operations in the U.S. mid-continent region and the increased use of third party tools which typically generate lower margins as a result of expansion into new applications for the Company's directional drilling services.

    Cost of Products and Services. Cost of products and services for the six months ended June 30, 1999 was $11.2 million, which was a $1.4 million decrease from the same period last year. Excluding costs associated with Transocean, which was acquired in August 1998, of $1.1 million, costs decreased $2.5 million. The margin on sales of products and services for the six months ended June 30, 1999, excluding the impact of acquisitions, increased to 48% from 46% for the same period last year.

    Cost of Underbalanced Drilling Services. Cost of underbalanced drilling services for the six months ended June 30, 1999 was $7.7 million compared to $8.8 million for the same period last year. Margins on underbalanced drilling services were 33% compared to 45% during the same period last year primarily as the result of the loss of higher margin jobs in Colombia and Indonesia.

    Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 1999 were $15.1 million, compared to $16.1 million for the same six months last year. Excluding costs of $419,000 associated with IDS, costs decreased $1.4 million primarily as a result of decreased personnel and compensation costs and decreased office administration costs due to cost reduction actions implemented during 1998.

    Depreciation and Amortization. Depreciation and amortization expenses for the six months ended June 30, 1999 were $12.8 million compared to $10.7 million for the same six months last year. Depreciation expense increased $2.1 million due primarily to assets acquired in the acquisitions of DWS/DAMCO, IDS and Transocean and to the addition of revenue producing tools at Dailey. Amortization expense decreased $190,000 due to the write-off of DWS/DAMCO and IDS goodwill at December 31, 1998.

    Reorganization Costs. Reorganization costs for the six months ended June 30, 1999 were $2.9 million compared to none for the same period last year. These costs were primarily related to the resignation of the former chief financial officer and other employees, and the accelerated vesting of restricted stock awards of $570,000 based on the October 6, 1997 price of $12.75 per share.

    Interest Expense. Interest expense for the six months ended June 30, 1999 was $11.4 million compared to $11.0 million for the same six months last year. The Company ceased accruing interest expense as of the bankruptcy petition date; interest expense would have been $13.8 million had interest continued to accrue through June 30, 1999.

    Income Tax Provision. Income tax expense for the six months ended June 30, 1999 was $873,000, a decrease from $1.8 million for the same six months last year. Income tax expense exceeded the amount that would have resulted from applying the U.S. federal statutory tax rate due to foreign income taxes and withholding taxes with no offsetting benefit from U.S. net operating losses, net of valuation allowances.

    Extraordinary Item. As a result of the repurchase of the Old Notes, the Company recorded an extraordinary loss in the first quarter of 1998 of approximately $17.6 million, representing the excess of the purchase price for the notes over the carrying value on the date of the repurchase.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 1999, the Company's cash used in operating activities before reorganization items was $10.5 million. The reorganization items, comprised of professional fees incurred in connection with the Chapter 11 proceedings, professional fees incurred in connection with the proposed sale of the Company and severance costs were $6.1 million, resulting in total net cash used in operating activities of $16.6 million for the six months ended June 30, 1999. As a result of the Chapter 11 filing, absent approval of the Bankruptcy Court, the Company and the subsidiary guarantors are prohibited from paying, and the Senior Note holders are prohibited from attempting to collect, the Senior
Note indebtedness.

 Capital Expenditures. Capital expenditures of approximately $4.6 million were made during the six months ended June 30, 1999. Of this amount, $3.5 million was primarily for MWD and other directional equipment and related inventory. The Company currently has budgeted capital expenditures for the last two quarters of 1999 of $1.0 million. Capital expenditures during the six months ended June 30, 1999 were funded from cash generated from operations.

     Funding of 1999 Operations. As long as the Company remains subject to the jurisdiction of the Bankruptcy Court (see "Acquisition and Bankruptcy Relief" above), it is expected that the Company's capital expenditures for the remainder of 1999 will be made subject to prevailing industry conditions and in accordance with the rulings and procedure set by the Bankruptcy Court. Actual amounts to be expended by the Company for these activities will be dependent upon a number of factors, including Bankruptcy Court approval, if necessary, the availability of capital spending sources and the demand for the Company's products and services.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133. In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, which establishes standards for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in income. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB 133 to delay the required effective date for adoption of SFAS 133 to fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 as of January 1, 2001. The Company does not expect SFAS No. 133 to have a material effect on the Company's financial statements.

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

    The Company's plan to resolve the Year 2000 issue involves the following four phases for both internal systems and operating equipment and third party systems: assessment, remediation, testing and implementation. For internal systems and operating equipment, the Company has reviewed all domestic and international systems, hardware, and operating equipment. The Company has completed the assessment and remediation phases and estimates that it has completed 80% of the testing and implementation phases for internal systems and operating equipment. For third party systems, the Company has mailed a survey to all customers and vendors requesting evaluation of their Year 2000 issues. The Company will compile and analyze these responses and establish appropriate action at that time.

    The Company will utilize both internal and external resources to reprogram, or replace, test, and implement software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be $100,000 and is being funded using existing working capital. To date, the Company has expensed approximately $60,000 related to all phases of the Year 2000 project. The remaining $40,000 relates to repair of hardware and software and will be expensed as incurred.

     The Company believes that it has an effective program in place to resolve the Year 2000 issue. As noted above, the Company has not completed all phases of the Year 2000 project. Although the Company currently expects to complete its Year 2000 project prior to the millennium, in the event the Company does not complete additional phases or if such phases are ineffective in addressing the Year 2000 issue, the Company would still be able to perform international operations, process international financial ledgers, and track inventory. However, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. In addition, if the Company's third party vendors, suppliers or customers are not Year 2000 compliant, the Company's operations could be adversely affected if such third parties cannot supply goods and services required by the Company in a timely manner, causing the Company to be unable to provide its goods and services in a timely manner or at the Company's current standards of quality, which could subject the Company to third party lawsuits and reduce demand for the Company's goods and services. In addition, demand for the Company's goods and services will be adversely affected if its customers operations are adversely affected by the Year 2000 issue. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     A pervasive Year 2000 issue involving the Company's equipment or internal information technology could seriously impair the Company's ability to perform its services for its customers, which would have a material adverse effect on the Company's business reputation, results of operation and financial condition. The Company has no contingency plans in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion of its Year 2000 project in September 1999 and determine whether such plans are necessary.

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

                                                        TWELVE MONTHS ENDING JUNE 30,
                       ------------------------------------------------------------------------------------------          FAIR
                                                                                                                           VALUE
                          2000        2001          2002              2003           THEREAFTER          TOTAL           06/30/99
                       ----------   ---------   ------------      ------------    --------------      -----------      ----------
                                                       (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGE)
   Long Term Debt
   Debt Service(a)        $ 26.2       26.2         26.2              26.2              405.7           $ 510.5           $178.1

   Average effective
    interest rate            9.8%       9.8%         9.8%              9.8%               9.8%              9.8%

                                                      TWELVE MONTHS ENDING DECEMBER 31,
                       ------------------------------------------------------------------------------------------          FAIR
                                                                                                                           VALUE
                          1999        2000          2001              2002           THEREAFTER          TOTAL           12/31/98
                       ----------   ---------   ------------      ------------    --------------      -----------      ----------
                                                       (IN MILLIONS, EXCEPT INTEREST RATE PERCENTAGE)
   Long Term Debt
   Debt Service(a)        $ 26.3       26.3         26.3              26.3              419.0           $ 524.2           $ 130.4

   Average effective
    interest rate            9.9%       9.9%         9.9%              9.9%               9.9%              9.9%

(a) Assumes scheduled maturities are funded with available resources.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not Applicable

ITEM 2.  CHANGES IN SECURITIES

    Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    The filing of the petitions for relief under Chapter 11 of the Bankruptcy Code contemplated by the acquisition agreement between the Company and Weatherford dated May 21, 1999, constituted an event of default under the terms of the Indenture governing the Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation Proposed Acquisition".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5.  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    27.1   Financial Data Schedule

    (b) Reports on Form 8-K. During the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, the Company filed a Current Report on Form 8-K on June 1, 1999 under Item 3. "Bankruptcy or Receivership," which described the Company's filing of the petitions for relief under Chapter 11, the Plan and the Acquisition Agreement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DAILEY INTERNATIONAL INC.


                              By: /s/ JOHN BEARD
                                  -------------------------------------------
                                  John Beard Interim Chief Financial Officer
                                  (Principal Accounting Officer)

                              By: /s/ WILLIAM D. SUTTON
                                  -------------------------------------------
                                  Senior Vice President, General
                                  Counsel and Secretary

                                INDEX TO EXHIBITS


      EXHIBIT
      NUMBER     DESCRIPTION
      ------     -----------
       27*     Financial Data Schedule

------

* Previously Filed